Form 10-K
period 1993-12-31
JEFFERSON BANKSHARES INC
filed 1994-03-10
CIK 311100

FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   (Mark One)

	(X)	Annual Report Pursuant to Section 13 or 15(d) of the
                Securities Exchange Act Of 1934 (Fee Required)

                    For the fiscal year ended December 31, 1993

                                        or

	( )	Transition Report Pursuant to Section 13 or 15(d) of the
                Securities Exchange Act Of 1934 (No Fee Required)

                         Commission File Number 0-9101

                           JEFFERSON BANKSHARES, INC.

Incorporated in the                                           IRS No. 54-1104491
 State of Virginia

                             123 East Main Street
                       Charlottesville, Virginia  22902
                          Telephone (804) 972-1100

       No securities are registered pursuant to Section 12(b) of the Act.

          Securities registered pursuant to Section 12(g) of the Act:

                       Common Stock, 2.50 Par Value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days.  Yes  (X)   No (  )

     Indicate by check mark if disclosures of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

     As of January 31, 1994, the aggregate market value, based upon the last sale price for that day, of the voting stock held by nonaffiliates of Jefferson Bankshares, Inc. was $281,270,720.

     As of January 31, 1994, Jefferson Bankshares, Inc. had issued and outstanding 14,611,466 shares of the 32,000,000 authorized shares of its $2.50 par value common stock.

                     DOCUMENTS INCORPORATED BY REFERENCE

     The portions of the Annual Report to Shareholders for the year ended December 31, 1993 referred to in Parts I, II and IV are incorporated by reference into Parts I, II and IV. The portions of the Proxy Statement for the Corporation's Annual Meeting of Shareholders to be held on April 26, 1994 referred to in Part III are incorporated by reference into Part III.

                                     Part I

Item 1.  Business

     Incorporated herein by reference is the information appearing under the heading "Business of Jefferson Bankshares" on page 4 of the 1993 Annual Report to Shareholders ("1993 Annual Report"). Also incorporated herein by reference is the information on pages 7 through 10 of the 1993 Annual Report as to the distribution of the Corporation's assets, liabilities and shareholders' equity; pages 15 and 16 of the 1993 Annual Report as to the Corporation's investment portfolio; pages 12 through 15 of the 1993 Annual Report as to the Corporation's loan loss experience; pages 11 through 15 of the 1993 Annual Report as to the Corporation's loan portfolio; pages 16 and 17 of the 1993 Annual Report as to the Corporation's deposits; page 19 of the 1993 Annual Report as to the Corporation's return on equity and assets; and page 17 of the 1993 Annual Report as to the Corporation's short-term borrowings.

Item 2. Properties

     Incorporated herein by reference is the information appearing under the heading "Business of Jefferson Bankshares" on page 4 of the 1993 Annual Report and the discussion of premises and equipment in Note 7 (entitled "Premises and Equipment") to the financial statements in the 1993 Annual Report.

Item 3.  Legal Proceedings

     There are no legal proceedings against the Corporation that would have a material adverse effect on the Corporation or its financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders

     None


Executive Officers of Jefferson Bankshares

	The executive officers of the Corporation are set forth below. All officers are elected annually and, except for Hovey S. Dabney who had an employment contract extending until January 1, 1994, serve at the discretion of the Board of Directors. Except as otherwise noted below, each of the executive officers has worked with the Corporation or its affiliates for at least five years.

     Hovey S. Dabney, 70, is Chairman of the Board of Directors and, until January 1, 1994, was also Chief Executive Officer.

     O. Kenton McCartney, 50, is President and Chief Executive Officer. Prior to January 1, 1994, Mr. McCartney was President and Chief Operating Officer.

     Robert H. Campbell, Jr., 59, is Senior Vice President and Treasurer.

     Allen T. Nelson, Jr., 44, is Senior Vice President and Chief Financial Officer. Mr. Nelson joined the Corporation on December 6, 1993. Prior to that date, Mr. Nelson was Senior Vice President and Controller of Dominion Bankshares, Inc. from February, 1992 until joining the Corporation.
Prior to February, 1992 he served as Finance Executive Officer with C&S/Sovran Corporation.

     Walter A. Pace, Jr., 61, is Senior Vice President.

     Donald W. Fulton, Jr., 47, is Vice President-Investor Relations.

     William M. Watson, Jr., 39, is Vice President and Secretary. Mr. Watson joined the Corporation on May 13, 1991. Prior to that date, he was an attorney with McGuire, Woods, Battle & Boothe.


                                    Part II

Item 5.  Market for the Registrant's Common Stock and Related Shareholder
         Matters

     Incorporated herein by reference is the information on page 18 under the heading "Capital Resources" and in the table captioned "Common Stock Performance and Dividends" on page 19 of the 1993 Annual Report.

     Incorporated herein by reference is the discussion of restrictions on the payment of cash dividends in Note 8 (entitled "Long Term Debt") to the financial statements in the 1993 Annual Report.


Item 6. Selected Financial Data
     Incorporation herein by reference in the information in the table captioned "Selected Financial Data" on page 5 of the 1993 Annual report.


Item 7. Management's Discussion and Analysis and Results of Operations and Financial Condition

     Incorporated herein by reference is the information appearing under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 5 through 20 of the 1993 Annual Report, except for the information in the tables captioned "Selected Financial Data," "Summary of Financial Results by Quarter," and "Common Stock Performance and Dividends" on pages 5, 6 and 19, respectively, of the 1993 Annual Report.


Item 8.  Financial Statements and Supplementary Data

     Incorporated herein by reference is the information appearing under the heading "Independent Auditors' Report," Consolidated Balance Sheets," "Consolidated Statements of Income," "Consolidated Statements of Changes in Shareholders' Equity," "Consolidated Statements of Cash Flows" and "Notes to Consolidated Financial Statements," on pages 21 through 34 of the 1993 Annual Report.

     Incorporated by reference is the information in the table captioned "Summary of Financial Results by Quarter" on page 6 of the 1993 Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None




                                   Part III

Item 10.  Directors and Executive Officers of Registrant

     The information concerning the Corporation's directors is incorporated by reference to the section entitled "Nominations for Directors" on pages 4 through 6 of the Corporation's definitive Proxy Statement for the 1994 Annual Meeting of Shareholders.

     The information concerning the Corporation's executive officers is incorporated by reference to Part I hereof entitled "Executive Officers of Jefferson Bankshares."

Item 11.  Executive Compensation

     The information required by this item is incorporated by reference to the sections entitled "Compensation of Executive Officers and Directors" on pages 6 through 15 of the Corporation's definitive Proxy Statement for the 1994 Annual Meeting of Shareholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The information required by this item is incorporated by reference to the sections entitled "Principal Beneficial Owners" and "Shares Beneficially Owned by Directors and Executive Officers" on pages 2 and 3 of the Corporation's definitive Proxy Statement for the 1994 Annual Meeting of Shareholders.

Item 13.  Certain Relationships

     The information required by this item is incorporated by reference to the section entitled "Loans to Officers and Directors" on page 15 of the corporation's definitive Proxy Statement for the 1994 Annual Meeting of Shareholders.

                                    Part IV

Item 14.  Exhibits, Financial Statements and Reports on Form 8-K

     (a)  The following documents are filed as part of this report:

          1. Financial Statements. The following Consolidated Financial Statements of Jefferson Bankshares, Inc. and subsidiaries and the Independent Auditors' Report are incorporated by reference to pages 21 through 34 of the 1993 Annual Report:

              Independent Auditors' Report.

              Consolidated Balance Sheets at December 31, 1993 and December 31, 1992.

              Consolidated Statements of Income for the years ended December 31, 1993, December 31, 1992 and December 31, 1991.

              Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1993, December 31, 1992, and December 31, 1991.

              Consolidated Statements of Cash Flows for the years ended December 31, 1993, December 31, 1992 and December 31, 1991.

              Notes to Consolidated Financial Statements.

          2. Exhibits. The exhibits listed on the accompanying Index to Exhibits immediately following the signature page are filed as part of, or incorporated by reference into, this report.


     (b)  Reports on Form 8-K

          The Corporation did not file any reports on Form 8-K for the last fiscal quarter covered by this report.

     Except for the information referred to in Items 1, 2, 5, 6, 7, 8 and 14(a)(1) hereof, the 1993 Annual Report will not be deemed to be filed pursuant to the Securities Exchange Act of 1934.


                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:  March 10, 1994               JEFFERSON BANKSHARES, INC.





                                    By:  O. Kenton McCartney
                                         President and
                                         Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     DATE                   SIGNATURE                  CAPACITY
     ----                   ---------                  --------
March 10, 1994         O. Kenton McCartney         President, Chief
                                                   Executive Officer and
                                                   Director

March 10, 1994         Allen T. Nelson, Jr.        Senior Vice President
                                                   and Chief Financial Officer


March 10, 1994         Hovey S. Dabney             Chairman of the Board

March 10, 1994         John T. Casteen, III*       Director
March 10, 1994         Hunter Faulconer*           Director
March 10, 1994         Lawrence S. Eagleburger*    Director
March 10, 1994         Fred L. Glaize, III*        Director
March 10, 1994         Henry H. Harrell*           Director
March 10, 1994         Alex J. Kay, Jr.*           Director
March 10, 1994         J. A. Kessler, Jr.*         Director
March 10, 1994         W. A. Rinehart, III*        Director
March 10, 1994         Gilbert M Rosenthal*        Director
March 10, 1994         Alson H. Smith, Jr.*        Director
March 10, 1994         Lee C. Tait*                Director
March 10, 1994         H. A. Williamson, Jr.*      Director




                                    *By:  William M. Watson, Jr.
                                          Attorney-in-Fact

                                   EXHIBIT INDEX

Exhibit No.                                               Exhibit

 3.  Articles of Incorporation and Bylaws:

     (a) Articles of Incorporation incorporated by reference to Jefferson Bankshares' Annual
          Report on Form 10-K for 1984.

     (b)  Articles of Amendment to Articles of
          Incorporation dated May 7, 1987, incorporated by reference to Jefferson Bankshares' report on Form 10-Q for the quarter ended June 30, 1987.

     (c)  Articles of Amendment to Articles of
          Incorporation dated March 23, 1993, incorporated by reference to Jefferson Bankshares' report on Form 10-Q for the quarter ended June 30, 1993.

     (d) Amended and Restated Bylaws incorporated by reference to Jefferson Bankshares' Annual
          Report on Form 10-K for 1991.

 4. Instruments defining the rights of security holders including indentures:

     (a)  Articles of Incorporation of Jefferson
          Bankshares', incorporated by reference to
          Jefferson Bankshares' 1984 Annual Report on
          Form 10-K.

     (b)  Articles of Amendment to Articles of
          Incorporation dated May 7, 1987, incorporated by reference to Jefferson Bankshares' report on Form 10-Q for the quarter ended June 30, 1987.

     (c)  Articles of Amendment to Articles of
          Incorporation dated March 23, 1993,
          incorporated by reference to Jefferson
          Bankshares' report on Form 10-Q for the
          quarter ended June 30, 1993.

     (d)  Term Loan Agreement dated as of February 1,
          1984, between Jefferson Bankshares and
          Wachovia Bank and Trust Company, N.A.,
          incorporated by reference to Jefferson
          Bankshares' quarterly report on Form 10-Q for the quarter ended March 31, 1984.

     (e)  Amendments dated September 8, 1988 and
          September 21, 1989, to the Term Loan Agreement between Jefferson Bankshares and Wachovia
          Bank and Trust Company, N.A., incorporated by reference to Jefferson Bankshares' quarterly report on Form 10-Q for the quarter ended March 31, 1991.

     (f)  Amendment dated December 20, 1990, to the Term
          Loan Agreement between Jefferson Bankshares and Wachovia Bank and Trust Company, N.A., incorporated by reference to Jefferson
          Bankshares' Annual Report on Form 10-K for
          1990.

10.  Material Contracts:

     (a) Senior Officers Supplemental Pension Plan, incorporated by reference to Jefferson
          Bankshares' 1982 Annual Report on Form 10-K.

     (b) Amended and Restated Employment Agreement dated August 26, 1987, with Hovey S. Dabney, incorporated by reference to Jefferson
          Bankshares' report on Form 10-Q
          for the quarter ended September 30, 1987.

     (c)  Amendment dated September 26, 1989 to the
          Amendment and Restated Employment Agreement with Hovey S. Dabney, incorporated by reference to Jefferson Bankshares' report on Form 10-Q for the quarter ended September
          30, 1989.

     (d)  Amendment dated September 26, 1990 to the
          Amended and Restated Employment Agreement with Hovey S. Dabney, incorporated by reference to Jefferson Bankshares' report on Form 10-Q for the quarter ended
          September 30, 1990.

     (e)  Deferred Compensation Agreement dated December
          18, 1979 with Hovey S. Dabney, incorporated by reference to Jefferson Bankshares' 1984 Annual
          Report on Form 10-K.

     (f)  Amendment dated September 26, 1989 to the
          Deferred Compensation Agreement with Hovey S.
          Dabney, incorporated by reference to
          Jefferson Bankshares' report on Form 10-Q for the quarter ended September 30, 1989.

     (g) Incentive Stock Plan, incorporated by reference to Jefferson Bankshares' report on Form 10-Q for the quarter ended June 30, 1985.

     (h)  Amendment dated April 28, 1992 to the Incentive
          Stock Plan, incorporated by reference to
          Exhibit 10(f) to Form S-4 of Jefferson
          Bankshares, Inc., File No. 33-47929.

     (i) Amended and Restated Deferred Compensation Plan for Directors, incorporated by reference to Jefferson Bankshares' Annual Report on Form
          10-K for 1985.

     (j) Split Dollar Life Insurance Plan, incorporated by reference to Jefferson Bankshares' Annual Report on Form 10-K for 1984.

    *(k)  Executive Severance Agreement dated October 25,       A
          1993 between Jefferson Bankshares and O. Kenton
          McCartney is filed herewith.

    *(l)  Executive Severance Agreement dated October 25,       B
          1993 between Jefferson Bankshares and Robert H.
          Campbell, Jr. is filed herewith.

    *(m)  Amended and Restated Split Dollar Life Insurance      C
          Agreement dated October 29, 1993 between Jefferson
          Bankshares and Hovey S. Dabney is filed herewith.

    *(n)  Amended and Restated Split Dollar Life Insurance      D
          Agreement dated October 29, 1993 between Jefferson
          Bankshares and Robert H. Campbell, Jr. is filed herewith.

    *(o)  Amended and Restated Split Dollar Life Insurance      E
          Agreement dated October 29, 1993 between Jefferson
          Bankshares and O. Kenton McCartney filed herewith.

13.  Annual Report to Security Holders, Form 10-Q or            F
     Quarterly Report to Security Holders

21.  Subsidiaries of the Registrant                             G

23.  Consents of Experts and Counsel                            H

     Consent of KPMG Peat Marwick to incorporation by reference of auditors' reports into Jefferson
     Bankshare's Registration Statement Form S-3 is filed herewith.

24.  Powers of Attorney                                         I

* Management contract or compensatory plan or arrangement of the Corporation required to be filed as an exhibit.