Form 10-Q
period 1994-03-31
JEFFERSON BANKSHARES INC
filed 1994-05-11
CIK 311100

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                    Washington, D. C.  20549


(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


       For the Quarterly Period Ended March 31, 1994


[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


                     Commission File Number: 0-9101


                       JEFFERSON BANKSHARES, INC.


Incorporated in the                           I.R.S. Employer ID No.
State of Virginia                                   54-1104491


                         123 East Main Street

                         Post Office Box 711

                     Charlottesville, Virginia  22902

                        Telephone (804) 972-1100


Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months and
(2) has been subject to such filing requirements for the past 90
days.  Yes  [X]      No  [ ]


As of May 2, 1994, Registrant has 14,642,842 shares of its
$2.50 par value common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements


Jefferson Bankshares, Inc. and Subsidiaries
Consolidated Balance Sheets
($ in thousands)
                                                                     March 31         Dec. 31
                                                                1994         1993      1993

ASSETS
Cash and due from banks...............................    $  106,812   $   64,368  $  111,493
Federal funds sold and other money market investments.         4,773       35,902       4,805
Investment securities:
    Available for Sale(cost of $194,775)..............       196,693           -           -
    Held to maturity (market value on March 31.........      499,536      643,761     704,318
          of $503,178 in 1994 and $689,399 in 1993,
          and $725,332 on December 31, 1993)
Total Investment Securities...........................       696,229      643,761     704,318

Loans.................................................     1,000,940      970,964     987,283
Less: Unearned income.................................          (227)        (656)       (310)
Allowance for loan losses.............................       (12,870)     (12,973)    (12,735)
Net loans.............................................       987,843      957,335     974,238

Premises and equipment................................        49,007       48,767      47,756
Other assets..........................................        45,736       47,024      42,894
Total Assets..........................................    $1,890,400   $1,797,157  $1,885,504

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
Demand................................................    $  238,304   $  223,423  $  247,107
Interest-bearing transaction accounts.................       841,333      761,284     799,612
Certificates of deposit $100,000 and over.............        65,584       68,330      64,407
Other time............................................       520,751      535,367     515,174

Total deposits........................................     1,665,972    1,588,404   1,626,300
Federal funds purchased and
  securities sold under repurchase agreements.........        11,869       11,886      53,832
Other short-term borrowings...........................           285          289         266
Other liabilities.....................................        15,229       14,734      12,243
Long-term debt........................................           983        1,902       1,213
Total liabilities.....................................     1,694,338    1,617,215   1,693,854

Shareholders' Equity:
Preferred stock of $10.00 par value. Authorized
1,000,000 shares; issued none.....................            -            -           -

Common stock of $2.50 par value.  Authorized 32,000,000
    shares; issued and outstanding 14,611,466 shares
    March 31, 1994; and 7,271,073 shares March 31, 1993;
    and 14,578,957 shares December 31, 1993...........        36,529      18,178       36,447
Capital surplus.......................................        40,733      38,709       40,215
Retained earnings.....................................       117,553     123,055      114,988
Unrealized gain on securities
   available for sale.................................         1,247          -            -
Total shareholders' equity ...........................       196,062     179,942      191,650

Total Liabilities and Shareholders' Equity............    $1,890,400  $1,797,157   $1,885,504

See accompanying notes to consolidated financial statements.


Jefferson Bankshares, Inc. and Subsidiaries
Consolidated Statements of Income
(in thousands except per share data)
                                                      Three months ended
                                                           March 31
                                                     1994            1993
INTEREST INCOME
Interest and fees on loans ...................... $18,543         $19,625
Income on investment securities:
Available for sale...............................   3,340              -
Held to maturity.................................   8,032          11,838
Other interest income............................     109             157
Total interest income............................  30,024          31,620

INTEREST EXPENSE
Interest-bearing transaction accounts............   5,060           5,484
Certificates of deposit $100,000 and over........     632             701
Other time deposits..............................   4,912           5,691
Short-term borrowings............................     119              89
Long-term debt...................................      17              25
Total interest expense...........................  10,740          11,990

NET INTEREST INCOME..............................  19,284          19,630

PROVISION FOR LOAN LOSSES........................     435             375

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES..................................  18,849          19,255

NON-INTEREST INCOME
Trust income.....................................   1,100           1,000
Service charges on deposit accounts..............   2,040           2,029
Investment securities gains .....................      -               37
Mortgage loan sales income.......................     338             267
Other income.....................................     705             515
Total non-interest income........................   4,183           3,848

NON-INTEREST EXPENSE
Salaries and employee benefits...................   8,986           8,412
Occupancy expense, net...........................   1,257           1,110
Equipment expense................................   1,375           1,377
F.D.I.C. assessments.............................     902             884
Other expense....................................   2,947           2,639
Total non-interest expense.......................  15,467          14,422

Income before income taxes.......................   7,565           8,681
Provision for income taxes.......................   2,516           2,759

NET INCOME....................................... $ 5,049         $ 5,922

NET INCOME PER COMMON SHARE......................    0.35            0.41

AVERAGE SHARES OUTSTANDING.......................  14,601          14,503


See accompanying notes to consolidated financial statements.



Jefferson Bankshares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
($ in thousands)
                                                         Three months ended
                                                              March 31
                                                         1994          1993
Cash flows from operating activities:
Net income.......................................... $  5,049      $  5,922
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation and amortization.......................    1,403         1,396
Accretion and amortization..........................    1,331           883
Provision for loan losses...........................      435           375
Investment securities gains, net....................       -            (37)
Gain on sale of premises and equipment..............       (9)           (4)
Decrease (increase) in interest receivable..........      524          (160)
Decrease in interest payable........................      332            49
Other, net..........................................      543         1,446
Total adjustments...................................    4,559         3,948
Net cash provided by
 operating activities...............................    9,608         9,870

Cash flows from investing activities:
Proceeds from maturities of investment securities...   18,993        46,050
Proceeds from sales and calls
  of investment securities..........................      220         7,470
Purchase of investment securities...................  (10,537)      (38,992)
Net increase in loans...............................  (13,975)      (14,475)
Business combinations, net of cash...................  21,130         1,212
Proceeds from sales of premises and equipment.......       26            20
Proceeds from sales of foreclosed properties........      406         1,148
Purchases of premises and equipment.................   (2,611)         (592)
Net cash provided by investing activities...........   13,652         1,841

Cash flows from financing activities:
Net increase (decrease) in deposits.................   16,079       (18,897)
Net increase (decrease) in short-term borrowings....  (41,944)        1,270
Repayment of long-term debt.........................     (230)         (229)
Proceeds from issuance of common stock..............      600           362
Payments to acquire common stock....................       -             (1)
Dividends paid......................................   (2,478)       (1,951)
Net cash used in financing activities...............  (27,973)      (19,446)

Net decrease in cash and cash equivalents...........   (4,713)       (7,735)

Cash and cash equivalents at beginning of period....  116,298       108,005

Cash and cash equivalents at end of period.......... $111,585      $100,270

Supplemental disclosure of cash flow information
Cash payments for:
  Interest.......................................... $ 10,408      $ 11,915
  Income taxes                                             -            190
Non-cash investing and financing activities:
  Loan balances transferred to foreclosed properties $     75      $    550
  Issuance of common stock for acquisition..........       -            834

See accompanying notes to consolidated financial statements

Jefferson Bankshares, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
($ in thousands)                                 Three Months Ended
                                                      March 31
                                                 1994          1993
Balance, January 1......................... $ 191,650     $ 175,006
Net income.................................     5,049         5,922
Cash dividends declared....................    (2,484)       (2,181)
Unrealized gains on
  securities available for sale............     1,247            -
Issuance of common stock for
  dividend reinvestment plan...............       600           362
Issuance of common stock for
  acquisition..............................        -            843
Cash paid in lieu of fractional shares.....        -             (9)
Acquisition of common stock................        -             (1)
Balance, March 31.......................... $ 196,062     $ 179,942

See accompanying notes to consolidated financial statements.


Notes to Consolidated Financial Statements
($ in thousands)
Note 1 - General
The consolidated financial statements conform to generally accepted accounting principles and to generally industry practices. The accompanying financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. All such adjustments are of a normal and recurring nature. The notes included herein should be read in conjunction with the notes to consolidated financial statements included in the Corporation's 1993 annual report to shareholders.

On January 1, 1994, the Corporation adopted Statement of Financial
Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Statement requires securities to be reported in one of three categories: trading, available for sale, or held to maturity. Upon adoption of this Statement, the U.S. Treasury securities portion of the investment portfolio was classified as available for sale.
In accordance with Statement 115, these securities are reported in the Corporation's consolidated financial statements at fair value. Unrealized gains and losses, net of the related tax effect, are excluded from earnings and reported as a separate component of shareholders' equity until realized. The impact of adopting Statement 115 at March 31, 1994, is an increase of $1.9 million in investment securities available for sale and a net unrealized gain, which is recorded as a separate component of shareholder's equity, of $1.2 million. Held to maturity securities are recorded at amortized cost. The Corporation has no trading account securities.

Note 2 -  Allowance for Loan Losses
A summary of transactions in the consolidated allowance for
the three months ended March 31 follows:
                                                 1994         1993
Balance, January 1............................ $ 12,735     $ 12,698
Provision.....................................      435          375
Recoveries....................................      124           64
Loan losses...................................     (424)        (287)
Increase from acquisition.....................       -           123
Balance, March 31............................. $ 12,870     $ 12,973

Note 3 - Income Taxes
    Income tax expense for the three months ended March 31 is different than the amount computed by applying the statutory corporate federal income income tax rate of 35% in 1994 and 34% in 1993 to income before taxes.  The reasons for this difference are as follows:
                                          1994         1993
Tax expense at statutory rate......... $ 2,648      $ 2,952
Increase (reduction)in taxes
   resulting from:
Tax exempt interest...................    (224)        (285)
Other, net............................      92           92
Provision for income taxes............ $ 2,516      $ 2,759


Note 4 - Business Combinations
On January 11, 1994, the Corporation and Bank of Loudoun ("Loudoun") announced an agreement in principle under which Loudoun would be merged into Jefferson National Bank. The agreement provides for Loudoun's shareholders to receive one share of the Corporation's common stock for each share of Loudoun's stock. Loudoun had approximately 502 thousand shares outstanding on December 31, 1993. The merger is subject to approval by Loudoun's shareholders and by regulatory authorities. On December 31, 1993, Loudoun had total assets of $57 million and shareholder's equity of $4.8 million.

On March 25, 1994, Jefferson National Bank purchased the deposit liabilities of Liberty Federal Savings Bank from the Resolution Trust Corporation. The transaction was accounted for as a purchase, and, accordingly, accounts and transactions for Liberty are included in the Corporation's consolidated financial statements subsequent to the acquisition date. Liberty had two banking offices in Warrenton, Virginia, and total deposits of approximately $24 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis of financial information is presented to aid the reader in understanding and evaluating the financial condition and results of operations of Jefferson Bankshares, Inc. The analysis focuses on the Consolidated Financial Statements, their accompanying notes, and the interest rate and yield analysis included in this report. Highlighted in the discussion are material changes from prior reporting periods and any identifiable trends affecting the Corporation.

On January 1, 1994, the Corporation adopted Statement of Financial Accounting Standard No. 115, Accounting for Certain Investments in Debt and Equity Securities. Information concerning this statement and its effects on consolidated financial statements is included in Note 1 of the Notes to Consolidated Financial Statements.

On March 25, 1994, Jefferson National Bank, the Corporation's bank subsidiary, acquired $24 million in deposits from the Resolution Trust Corporation in its capacity as receiver for Liberty Federal Savings Bank (Liberty) of Warrenton, Virginia. The transaction was accounted for as a purchase, and accordingly, the balances and transactions of Liberty are included in the Corporation's financial statements only for the period following the acquisition date.

FINANCIAL CONDITION

Total assets on March 31, 1994, were $1.890 billion, or 5 percent above the year earlier total of $1.797 billion. At year-end 1993 total assets were $1.886 billion. Average assets increased 4 percent in the first quarter of 1994 to $1.844 billion from $1.772 billion in the first quarter of 1993.

Loans, net of unearned income increased 3 percent to $1.001 billion on March 31, 1994, compared with the year earlier total of $970 million. The March 31, 1994, loan total was also $14 million above the year-end 1993 total of $987 million. Average loans, net of unearned income in the first quarter increased 3 percent to $990 million in 1994 from $962 million in 1993. Loan growth since the end of 1993 has occurred principally in commercial loans. Indirect instalment lending also contributed to the first quarter loan growth. Approximately $12 million of the $14 million increase in loans since year-end 1993 occurred in the month of March when the annualized loan growth rate was 14 percent.

Investment securities on March 31, 1994, totaled $696 million compared with $644 million on March 31, 1993, and $704 million at year-end 1993. As previously noted, the Corporation adopted Statement of Financial Accounting Standards No. 115 on January 1, 1994. At that time, the U. S. Treasury securities portion of the investment portfolio was classified as available for sale. As required by Statement 115, on March 31, 1994, these securities were reported at fair value of $197 million, which included $2 million in unrealized gains. In the first quarter, investment securities averaged $698 million in 1994 and $649 million in 1993.

On March 31, 1994, money market investments totaled $5 million compared with $36 million on March 31, 1993, and $5 million at year-end 1993. In the first quarter, money market investments averaged $7 million in 1994 and $12 million in 1993.

Total deposits on March 31, 1994, of $1.666 billion were 5 percent above the year earlier total of $1.588 billion. At year-end 1993, total deposits were $1.626 billion. Average total deposits in the first quarter of 1994 were 3 percent higher at $1.619 billion compared with the 1993 first quarter average of $1.564 billion. Demand deposits of $238 million on March 31, 1994, were 7 percent above the year earlier total of $223 million. Interest-bearing transaction accounts led the deposit growth with an 11 percent increase over year earlier totals. On March 31, 1994, large certificates and other times deposits were below year earlier totals.

Short-term borrowings on March 31, 1994, totaled $12 million, which was nearly level with the year earlier total. At year-end 1993 these borrowings totaled $54 million. In the first quarter, short-term borrowings averaged $19 million in 1994 and $15 million in 1993.

RESULTS OF OPERATIONS

Net income in the first quarter of 1994 was $5.0 million or 15 percent below first quarter 1993 net income of $5.9 million. On a per share basis, first quarter net income was $.35 in 1994 and $.41 in 1993, also a 15 percent decrease.

In terms of profitability, the return on average assets ratio of 1.10 percent represented a strong financial performance. In the first quarter of 1993, that ratio was 1.34 percent. In a similar manner, the return on average shareholders' equity slipped in the first quarter to 10.40 percent in 1994 from 13.22 percent in 1993. This ratio was lower in the 1994 quarter as the result of higher equity levels as well as the lower amount of net income.

Lower net income and profitability in the first quarter of 1994 were attributable in part to a 2 percent decrease in net interest income. Net interest income of $19.3 million in the first quarter resulted in a net interest margin of 4.66 percent. In the first quarter of 1993, net interest income was $19.6 million, and the net interest margin was at a peak level of
4.96 percent. The first quarter 1994 net interest margin of 4.66 percent represented a continuing decline from the 4.74 percent fourth quarter 1993 net interest margin. Thus, the effects of assets repricing at lower interest rates continued to outpace the effects on interest-bearing liabilities. The movement of interest rates to higher levels that occurred both before and after the end of the first quarter of 1994 is expected to have a positive effect on interest income in future periods.

After discontinuing the provision for loan losses in the second half of 1993, the provision was resumed in the first quarter of 1994. Loan growth, net loan losses in the quarter, and other factors led to the resumption. In the first quarter of 1994 the provision for loan losses was $435 thousand, or 16 percent higher than the first quarter 1993 provision of $375 thousand. The first quarter 1994 provision maintained the ratio of the allowance for loan losses to loans, net of unearned income at its December 31, 1993 level of 1.29 percent.

In the first quarter of 1994, net loan losses were $300 thousand, or .12 percent (annualized) of average loans, net of unearned income. In the first quarter of 1993, net loan losses were $223 thousand, or .09 percent (annualized) of average loans, net of unearned income.

On March 31, 1993, non-accrual loans totaled $7.801 million, foreclosed properties were $8.184 million, and loans 90 days or more past due totaled $2.669 million. On March 31, 1993, these problem assets were $9.084 million,
11.084 million, and $4.045 million, respectively.

Non-interest income rose 9 percent in the first quarter of 1994 to $4.2 million compared to $3.8 million in the first quarter of 1993.
Contributing to the increase in non-interest income were increases of 10 percent in trust fees, 27 percent in mortgage loan sales income, and 37 percent in other income.

Non-interest expense of $15.5 million in the first quarter of 1994 was 7 percent higher than the first quarter 1993 amount of $14.4 million. In first quarter comparisons between 1994 and 1993, personnel expense rose 7 percent, occupancy expense increased 13 percent, and other expense was 12 percent higher. The largest increases in other expense were marketing and legal and professional fees. Compared with the first quarter of 1993, equipment expense was level.

LIQUIDITY

A financial institution's liquidity requirements are measured by its need to meet deposit withdrawals, fund loans, maintain reserve requirements, and operate the organization. To meet its liquidity needs, the Corporation maintains cash reserves and has an adequate flow of funds from maturing loans, investment securities, and short-term investments. In addition, the Corporation's subsidiary bank has the ability to borrow from the Federal Reserve. The Corporation considers its sources of liquidity to be ample to meet its estimated needs.

CAPITAL RESOURCES

On March 31, 1994, shareholders' equity totaled $196 million, or 10.4 percent of total assets. In the first quarter of 1994, shareholders' equity averaged $194 million, or 8 percent above the first quarter 1993 average of $179 million. Included in shareholders' equity on March 31, 1994, were unrealized gains, net of the tax effect, on securities held for sale amounting to $1.2 million.

On January 11, 1994, the Corporation announced an agreement in principle with the Bank of Loudoun under which that bank would merge into Jefferson National Bank. The merger agreement provides for an exchange of one share of the Corporation's common stock for each share of Bank of Loudoun common stock.


Jefferson Bankshares, Inc. and Subsidiaries
Interest Yield and Rate Analysis
(tax-equivalent basis)
                                               Three Months Ended
                                                    March 31
YIELDS ON EARNING ASSETS                      1994            1993
Investment securities:
U.S. Treasury...............................  6.75 %          7.35 %
U.S. Government agencies....................  6.89            7.75
States and political subdivisions...........  7.86            8.33
Corporate debt..............................  6.17            7.24
Other securities............................  6.40            7.01
Total investment securities.................  6.70            7.51

Money market investments....................  6.38            5.30

Loans:
Instalment..................................  9.08            9.86
Commercial..................................  6.80            7.23
Real estate.................................  7.53            8.65
Total loans.................................  7.62            8.30

Total earning assets........................  7.24            7.96


RATES ON INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Savings/Interest-checking accounts..........  2.47            2.96
Money market deposit accounts...............  2.60            2.99
Money market certificates...................  3.79            4.15
Certificates of deposit
$100,000 and over...........................  3.94            4.06
All other time deposits.....................  4.33            4.96
Total interest-bearing deposits.............  3.09            3.55
Short-term borrowings.......................  2.51            2.34
Long-term debt..............................  6.48            5.16
Total interest-bearing liabilities..........  3.09            3.54

Interest spread.............................  4.15            4.42

Interest expense as a percent
  of average earning assets.................  2.58             3.00

NET INTEREST MARGIN.........................  4.66 %           4.96 %


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     Not applicable.

Item 2.  Changes in Securities

     Not applicable.

Item 3.  Defaults upon Senior Securities

     Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

     Not applicable.

Item 5.  Other Information

     Not applicable.

Item 6. Exhibits and Reports on Form 8-K

      (a)  Exhibits

           The exhibits listed on the accompanying Index to Exhibits immediately following the signature page are filed as part of, or incorporated by reference into, this report.


      (b)  Reports on Form 8-K

           Jefferson filed no reports on Form 8-K during the quarter ended March 31, 1994.


     Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            JEFFERSON BANKSHARES, INC.



May 11, 1994                By:  O. Kenton McCartney
                                 President and
                                 Chief Executive Officer

                            and



                            By:  Allen T. Nelson, Jr.
                                 Senior Vice President and
                                 Chief Financial Officer

                             EXHIBIT INDEX


Exhibit No.                                                           Exhibit

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

     (d) Term Loan Agreement dated as of February 1, 1984, between Jefferson Bankshares and Wachovia Bank and Trust Company, N.A. incorporated by reference to Jefferson Bankshares' quarterly report on Form 10-Q for the quarter ended March 31, 1984.

     (e) Amendments dated September 8, 1988 and September 21, 1989, to the Term Loan Agreement between Jefferson Bankshares and Wachovia Bank and Trust Company, N.A. incorporated by reference to Jefferson Bankshares' quarterly report on Form 10-Q for the quarter ended March 31, 1991.

     (f) Amendment dated December 20, 1990, to Term Loan Agreement between Jefferson Bankshares and Wachovia Bank and Trust Company, N.A., incorporated by reference to Jefferson Bankshares' Annual Report on Form 10-K for 1990.

10.  Material Contracts:

     (a) Senior Officers Supplemental Pension Plan incorporated by reference to Jefferson Bankshares' 1982 Annual
          Report on Form 10-K.

     (b)  Amended and Restated Employment Agreement dated August
          26, 1987, with Hovey S. Dabney incorporated by reference to Jefferson Bankshares' report on Form 10-Q for the quarter ended September 30, 1987.

     (c) Amendment dated September 26, 1989, to the Amended and Restated Employment Agreement with Hovey S. Dabney incorporated by reference to Jefferson Bankshares' report on Form 10-Q for the quarter ended September 30, 1989.

     (d) Amendment dated September 26, 1990, to the Amended and Restated Employment Agreement with Hovey S.
          Dabney, incorporated by reference to Jefferson
          Bankshares' report on Form 10-Q for the quarter ended
          September 30, 1990.

     (e) Deferred Compensation Agreement dated December 18, 1979 with Hovey S. Dabney, incorporated by reference to Jefferson Bankshares' 1984 Annual Report on
          Form 10-K.

     (f)  Amendment dated September 26, 1989, to the Deferred
          Compensation Agreement with Hovey S. Dabney incorporated by reference to Jefferson Bankshares' report on Form 10-Q for the quarter ended
          September 30, 1989.

     (g) Incentive Stock Plan incorporated by reference to Jefferson Bankshares' report on Form 10-Q for the quarter ended June 30, 1985.

     (h)  Amendment dated April 28, 1992, to Incentive Stock
          Plan incorporated by reference to Exhibit 10(f) to Form S-4 of Jefferson Bankshares, Inc., File
          No. 33-47929.

     (i) Amended and Restated Deferred Compensation Plan for Directors incorporated by reference to Jefferson
          Bankshares' Annual Report on Form 10-K for 1985.

     (j) Split Dollar Life Insurance Plan, incorporated by reference to Jefferson Bankshares' Annual
          Report on Form 10-K for 1984.

     (k)  Executive Severance Agreement dated October 25,
          1993 between Jefferson Bankshares and O. Kenton
          McCartney, incorporated by reference to Jefferson
          Bankshares' Annual Report on Form 10-K for 1993.

     (l)  Executive Severance Agreement dated October 25,
          1993 between Jefferson Bankshares and Robert H.
          Campbell, Jr., incorporated by reference to Jefferson Bankshares' Annual Report on Form
          10-K for 1993.

     (m)  Amended and Restated Split Dollar Life
          Insurance Agreement dated October 29, 1993 between
          Jefferson Bankshares and Hovey S. Dabney, incorporated by reference to Jefferson Bankshares'
          Annual Report on Form 10-K for 1993.

     (n) Amended and Restated Split Dollar Life Insurance Agreement dated October 29, 1993 between Jefferson Bankshares and Robert H. Campbell, Jr., incorporated by reference to Jefferson Bankshares' Annual Report on Form 10-K for 1993.

     (o) Amended and Restated Split Dollar Life Insurance Agreement dated October 29, 1993 between Jefferson Bankshares and O. Kenton McCartney, incorporated by reference to Jefferson Bankshares' Annual Report on Form 10-K for 1993.