Form 10-Q
period 1994-06-30
JEFFERSON BANKSHARES INC
filed 1994-08-08
CIK 311100

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                    Washington, D. C.  20549


(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


       For the Quarterly Period Ended June 30, 1994


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


As of July 7, 1994, Registrant has 14,635,342 shares of its
$2.50 par value common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Jefferson Bankshares, Inc. and Subsidiaries
Consolidated Balance Sheets
($ in thousands)
                                                                     June 30
Dec. 31
                                                                1994
1993      1993
ASSETS
Cash and due from banks...............................    $   92,759   $
93,650  $  111,493
Federal funds sold and other money market investments.        40,000
4,870       4,805
Investment securities:
    Available for sale(cost of $152,723)..............       150,832
- -           -
    Held to maturity(market value on March 31.........       512,975
651,559     704,318
          of $511,020 in 1994 and $680,119 in 1993,
          and $725,332 on December 31, 1993)
Total Investment Securities...........................       663,807
651,559     704,318

Loans.................................................     1,003,391
977,600     987,283
Less: Unearned income.................................          (269)
(524)       (310)
Allowance for loan losses.............................       (12,570)
(13,311)    (12,735)
Net loans.............................................       990,552
963,765     974,238

Premises and equipment................................        50,337
48,140      47,756
Other assets..........................................        45,745
44,408      42,894
Total Assets..........................................    $1,883,200
$1,806,392  $1,885,504

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
Demand................................................    $  254,118   $
237,812  $  247,107
Interest-bearing transaction accounts.................       819,404
766,624     799,612
Certificates of deposit $100,000 and over.............        69,676
62,318      64,407
Other time............................................       517,409
526,960     515,174

Total deposits........................................     1,660,607
1,593,714   1,626,300
Federal funds purchased and
  securities sold under repurchase agreements.........        11,303
14,962      53,832
Other short-term borrowings...........................            -
276         266
Other liabilities.....................................        13,330
11,629      12,243
Long-term debt........................................           471
1,672       1,213
Total liabilities.....................................     1,685,711
1,622,253   1,693,854

Shareholders' Equity:
Preferred stock of $10.00 par value. Authorized
1,000,000 shares; issued none.....................                -
- -           -

Common stock of $2.50 par value.  Authorized 32,000,000
    shares; issued and outstanding 14,635,342 shares
    June 30, 1994; and 14,566,522 shares June 30, 1993;
    and 14,578,957 shares December 31, 1993...........        36,588
36,416       36,447
Capital surplus.......................................        41,244
39,103       40,215
Retained earnings.....................................       120,886
108,620      114,988
Unrealized losses on securities
   available for sale.................................        (1,229)
- -            -
Total shareholders' equity ...........................       197,489
184,139      191,650

Total Liabilities and Shareholders' Equity............    $1,883,200
$1,806,392   $1,885,504

See accompanying notes to consolidated financial statements.

Jefferson Bankshares, Inc. and Subsidiaries
Consolidated Statements of Income
(in thousands except per share data)
                                                Three months ended       Six
Months Ended
                                                     June 30
June 30
                                                 1994        1993       1994
1993
INTEREST INCOME
Interest and fees on loans .................. $19,628     $19,491     $38,171
$39,116
Income on investment securities:
Available for sale...........................   2,847          -        6,187
- -
Held to maturity.............................   8,230      11,683      16,262
23,521
Other interest income........................     391         206         500
363
Total interest income........................  31,096      31,380      61,120
63,000

INTEREST EXPENSE
Interest-bearing transaction accounts........   5,098       5,464      10,158
10,949
Certificates of deposit $100,000 and over....     651         662       1,283
1,365
Other time deposits..........................   4,921       5,493       9,833
11,181
Short-term borrowings........................      79          66         198
155
Long-term debt...............................      12          23          29
48
Total interest expense.......................  10,761      11,708      21,501
23,698

NET INTEREST INCOME..........................  20,335      19,672      39,619
39,302

PROVISION FOR LOAN LOSSES....................     375         375         810
750

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES..............................  19,960      19,297      38,809
38,552

NON-INTEREST INCOME
Trust income.................................   1,100       1,000       2,200
2,000
Service charges on deposit accounts..........   2,174       2,113       4,214
4,142
Investment securities gains .................   1,164          18       1,164
55
Mortgage loan sales income...................     195         515         533
782
Other income.................................     961         609       1,666
1,124
Total non-interest income....................   5,594       4,255       9,777
8,103

NON-INTEREST EXPENSE
Salaries and employee benefits...............   9,135       8,362      18,121
16,774
Occupancy expense, net.......................   1,167       1,146       2,424
2,256
Equipment expense............................   1,416       1,399       2,791
2,776
F.D.I.C. assessments.........................     903         890       1,805
1,774
Other expense................................   4,014       3,025       6,961
5,664
Total non-interest expense...................  16,635      14,822      32,102
29,244

Income before income taxes...................   8,919       8,730      16,484
17,411
Provision for income taxes...................   2,969       2,800       5,485
5,559

NET INCOME................................... $ 5,950     $ 5,930     $10,999
$11,852

NET INCOME PER COMMON SHARE..................    0.40        0.41        0.75
0.82

AVERAGE SHARES OUTSTANDING...................  14,629      14,558      14,615
14,531


See accompanying notes to consolidated financial statements.


Jefferson Bankshares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
($ in thousands)
                                                          Six months ended
                                                              June 30
                                                         1994          1993
Cash flows from operating activities:
Net income.......................................... $ 10,999      $ 11,852
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation and amortization.......................    2,979         2,803
Accretion and amortization..........................    2,661         1,891
Provision for loan losses...........................      810           750
Investment securities gains, net....................   (1,164)          (55)
Gain on sale of premises and equipment..............     (161)            6
Decrease in interest receivable.....................    1,784          (660)
Decrease in interest payable........................
Other, net..........................................   (1,911)          690
Total adjustments...................................    5,269         5,158
Net cash provided by
 operating activities...............................   16,268        17,010

Cash flows from investing activities:
Proceeds from maturities of investment securities...   65,636        75,317
Proceeds from sales and calls
  of investment securities..........................   47,115         7,470
Purchase of investment securities...................  (75,628)      (77,047)
Net increase in loans...............................  (17,491)      (21,472)
Business combinations, net of cash..................   21,130         1,212
Proceeds from sales of premises and equipment.......      192            35
Proceeds from sales of foreclosed properties........    1,305         2,296
Purchases of premises and equipment.................   (5,322)       (1,274)
Net cash provided (used in) by investing activities.   36,937       (13,463)

Cash flows from financing activities:
Net increase (decrease) in deposits.................   10,714       (13,587)
Net increase (decrease) in short-term borrowings....  (42,795)        4,333
Repayment of long-term debt.........................     (742)         (459)
Proceeds from issuance of common stock..............    1,190           818
Payments to acquire common stock....................     (149)           (5)
Dividends paid......................................   (4,962)       (4,132)
Net cash used in financing activities...............  (36,744)      (13,032)

Net increase (decrease) in cash
  and cash equivalents..............................   16,461        (9,485)

Cash and cash equivalents at beginning of period....  116,298       108,005

Cash and cash equivalents at end of period.......... $132,759      $ 98,520

Supplemental disclosure of cash flow information
Cash payments for:
  Interest.......................................... $ 21,230      $ 23,879
  Income taxes                                          5,644         5,931
Non-cash investing and financing activities:
  Loan balances transferred to foreclosed properties $    465      $    874
  Issuance of common stock for acquisition..........       -            834

See accompanying notes to consolidated financial statements

Jefferson Bankshares, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
($ in thousands)                                            Six Months Ended
                                                                June 30
                                                            1994        1993
Balance, January 1.......................................$191,650   $175,006
Net income...............................................  10,999     11,852
Cash dividends declared..................................  (4,972)    (4,366)
Unrealized losses on securities available for sale.......  (1,229)        -
Issuance of common stock for dividend reinvestment plan..   1,190        807
Issuance of common stock for incentive stock plan........      -          11
Issuance of common stock for acquisition.................      -         843
Cash paid in lieu of fractional shares...................      -          (9)
Acquisition of common stock..............................    (149)        (5)
Balance, June 30.........................................$197,489   $184,139

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
($ in thousands)
Note 1 - General
The consolidated financial statements conform to generally accepted accounting principles and to general industry practices. The accompanying financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. All such adjustments are of a normal and recurring nature. The notes included herein should be read in conjunction with the notes to consolidated financial statements included in the Corporation's 1993 annual report to shareholders.

On January 1, 1994, the Corporation adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Statement requires securities to be reported in one of three categories: trading, available for sale, or held to maturity. Upon adoption of this Statement, the U.S. Treasury securities portion of the investment portfolio was classified as available for sale. In accordance with Statement 115, these securities are reported in the Corporation's consolidated financial statements at fair value. Unrealized gains and losses, net of the related tax effect, are excluded from earnings and reported as a separate component of shareholders' equity until realized.
The impact of adopting Statement 115 at June 30, 1994, is a decrease of $1.9 million in investment securities available for sale and a net unrealized loss, which is recorded as a separate component of shareholder's equity, of $1.2 million. Held to maturity securities are recorded at amortized cost. The Corporation has no trading account securities.

Note 2 -  Allowance for Loan Losses
A summary of transactions in the consolidated allowance for
the six months ended June 30 follows:
                                                  1994          1993
Balance, January 1............................ $ 12,735     $ 12,698
Provision.....................................      810          750
Recoveries....................................      299          158
Loan losses...................................   (1,274)        (418)
Increase from acquisition.....................       -           123
Balance, June 30.............................. $ 12,570     $ 13,311


Note 3 - Income Taxes
    Income tax expense for the six months ended June 30 is different than the amount computed by applying the statutory corporate federal income tax rate of 35% in 1994 and 34% in 1993 to income before taxes.  The reasons for this difference are as follows:
                                          1994         1993
Tax expense at statutory rate......... $ 5,769      $ 5,920
Increase (reduction)in taxes
   resulting from:
Tax exempt interest...................    (455)        (570)
Other, net............................     171          209
Provision for income taxes............ $ 5,485      $ 5,559

Note 4 - Business Combinations
On January 11, 1994, the Corporation and Bank of Loudoun (Loudoun) announced an agreement in principle under which Loudoun would be merged into Jefferson National Bank. The agreement provides for Loudoun's shareholders to receive one share of the Corporation's common stock for each share of Loudoun's stock. Loudoun had approximately 502 thousand shares outstanding on June 30, 1994. The merger is expected to be consummated during August, subject to the shareholder vote scheduled for July 28.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis of financial information is presented to aid the reader in understanding and evaluating the financial condition and results of operations of Jefferson Bankshares, Inc. The analysis focuses on the Consolidated Financial Statements, their accompanying notes, and the statistical data included in this report. Highlighted in the discussion are material changes from prior reporting periods and any identifiable trends affecting the Corporation.

On January 1, 1994, the Corporation adopted Statement of Financial Accounting Standard No. 115, Accounting for Certain Investments in Debt and Equity Securities. Information concerning this statement and its effects on the consolidated financial statements is included in Note 1 of the Notes to Consolidated Financial Statements.

On March 25, 1994, Jefferson National Bank, the Corporation's bank subsidiary, acquired $23 million in deposits from the Resolution Trust C orporation in its capacity as receiver for Liberty Federal Savings Bank (Liberty) of Warrenton, Virginia. The transaction was accounted for as a purchase, and accordingly, the balances and transactions of Liberty are included in the Corporation's consolidated financial statements only for the period following the merger date.

FINANCIAL CONDITION

Total assets on June 30, 1994, were $1.883 billion, or 4 percent above the year earlier total of $1.806 billion. On December 31, 1993, total assets were $1.886 billion. In the second quarter of 1994, total assets averaged $1.881 billion compared with $1.797 billion in the second quarter of 1993. In the first half, total assets averaged $1.864 billion in 1994 and $1.784 billion in 1993.

 Loans, net of unearned income increased 3 percent to $1.003 billion on June 30, 1994, from $977 billion one year earlier. At year-end 1993, loans, net of unearned income totaled $987 million. In the second quarter of 1994, loans, net of unearned income, averaged $1.000 billion compared with the second quarter 1993 average of $972 million. In the first half, loans averaged $995 million in 1994 and $967 million in 1993. In the second quarter of 1994, a decrease in commercial loans was offset by growth in indirect installment loans, real estate loans, and home equity loans.

Investment securities on June 30, 1994, totaled $664 million, or 2 percent above the year earlier total of $652 million. At year-end 1993, investment securities totaled $704 million. In the second quarter investment securities averaged $682 million in 1994 and $651 million in 1993. After six months the portfolio averaged $690 million in 1994 compared with $650 million in 1993. In the second quarter of 1994, $43 million of securities available-for-sale were sold at a pre-tax gain of $1.2 million. The decision to sell these securities was an action intended to assist in the management of interest rate risk in an environment of rising interest rates.

Money market investments totaled $40 million on June 30, 1994, compared with the year earlier total of $5 million. At year-end 1993, the total was also $5 million. In the second quarter of 1994, money market investments averaged $36 million compared with the second quarter 1993 average of $19 million. In the first half, these investments averaged $22 million in 1994 and $16 million in 1993. As the result of the securities sales noted above, use of short-term investments was increased in the second quarter of 1994.

Total deposits on June 30, 1994, of $1.661 billion were 4 higher than the year earlier total of $1.594 billion. At year-end 1993, total deposits were $1.626 billion. In the second quarter, total deposits averaged $1.657 billion in 1994 and $1.587 billion in 1993. In the first half, deposit averages were $1.638 billion in 1994 and $1.576 billion in 1993. At June 30, 1994, demand deposits were 7 percent higher and interest-bearing deposits were 4 percent higher compared with one year ago. In the second quarter of 1994, the previously strong growth trend in interest-bearing transaction accounts was halted as balances in these accounts decreased
$22 million from the end of the first quarter of 1994.

Short-term borrowings on June 30 totaled $11 million in 1994 and $15 million in 1993. At year-end 1993, these borrowings totaled $54 million. In the second quarter, short-term borrowings averaged $13 million in 1994 and 1993. In the first half, these borrowings averaged $16 million in 1994 and $14 million in 1993.

RESULTS OF OPERATIONS

Net income in the second quarter of 1994 was $6.0 million, or $.40 per share. In the second quarter of 1993, net income was $5.9 million, or $.41 per share. A greater number of shares outstanding resulted in the lower per share net income in the 1994 quarter.

In the first half of 1994, net income was $11.0 million compared with $11.9 million in the first half of 1993. Net income per share in the first half was $.75 in 1994 and $.82 in 1993.

In terms of profitability, the return on average assets in the second quarter of 1994 was 1.27 percent compared with 1.32 percent in the same period in 1993. In the first half this ratio was 1.18 percent in 1994 and
1.33 percent in 1993. The return on average shareholders' equity in the second quarter was 12.01 percent in 1994 and 12.86 percent in 1993. In the first half this ratio was 11.21 percent in 1994 and 13.04 percent in 1993.

Net interest income in the second quarter of 1994 of $20.3 million was 3 percent above the second quarter 1993 amount due to an increase in the volume of average earning assets. The second quarter net interest margin at 4.85 percent in 1994 was below the 1993 level of 4.89 percent. It was, however, above the first quarter 1994 net interest margin of 4.66 percent. Rising interest rates improved yields on earning assets, while rates paid on interest-bearing liabilities were more stable. After six months in 1994, the net interest margin was 4.76 percent, and net interest income of $39.6 million was one percent above the total in the first half of 1993.

The provision for loan losses was $375 thousand in the second quarter and $810 thousand in the first half of 1994. In the comparable 1993 periods the provisions were $375 thousand and $750 thousand, respectively. On June 30, 1994, the allowance for loan losses was $12.6 million, or 1.25 percent of loans, net of unearned income. On June 30, 1993, the allowance was $13.3 million, or 1.36 percent of loans, net of unearned income.

The ratio of the allowance to loans was allowed to decline in 1994 in consideration of a reduction in problem loans. Non-accrual loans on June 30 totaled $5.733 million in 1994 compared with $9.488 million in 1993. The June 30, 1994, total also represented a decrease from the March 31, 1994 total of $7.801 million.

Loan charge-offs also affected the allowance for loan losses. In the second quarter of 1994, net loan losses were $675 thousand, which brought the first half 1994 total to $975 thousand. In 1993, net loan losses were $37 thousand in the second quarter and $260 thousand in the first half.

On June 30, loans 90 days or more past due totaled $2.285 million in 1994 and $4.389 million in 1993. Foreclosed properties totaled $7.160 million and $9.990 million on June 30, 1994 and 1993, respectively.

Non-interest income in the second quarter and the first half of 1994 was influenced by investment securities gains totaling $1.2 million. Excluding these gains, non-interest income increased 4 percent in the second quarter and 6 percent in the first half of 1994 compared with the same 1993 periods. Also affecting non-interest income significantly in the second quarter and the first half was income from mortgage loan sales. Rising interest rates led to a sharp decline in mortgage loan originations and, consequently, to income derived from sales of such loans.

Non-interest expense in the second quarter of 1994 of $16.6 million was 12 percent higher than $14.8 million in the same 1993 period. Certain non-recurring expenses, which totaled $653 thousand, contributed to this increase. These expenses included, among other items, $433 thousand in writedowns of foreclosed properties and $96 thousand in certain merger related expenses.

LIQUIDITY

A financial institution's liquidity requirements are measured by its need to meet deposit withdraws, fund loans, maintain reserve requirements, and operate the organization. To meet its liquidity needs, the Corporation maintains cash reserves and has an adequate flow of funds from maturing loans, investment securities, and short-term investments. In addition, the Corporation's affiliate bank has the ability to borrow from the Federal Reserve. The Corporation considers its sources of liquidity to be ample to meet its estimated needs.

CAPITAL RESOURCES

On June 30, 1994, shareholders' equity totaled $197 million, or 10.5 percent of total assets. Included in shareholders' equity on June 30, 1994, were unrealized losses, net of the tax effect, of $1.2 million, on securities available for sale.

On April 4, 1994, the Corporation entered into a definitive agreement with Bank of Loudoun under which that bank would merge into Jefferson National Bank. The merger agreement provides for an exchange of one share of the Corporation's common stock for each share of Bank of Loudoun common stock outstanding. Regulatory approval of the merger has been received. The merger is expected to be consummated in August 1994 pending
Bank of Loudoun shareholders' approval, which voting date is scheduled for July 28, 1994.

Jefferson Bankshares, Inc. and Subsidiaries
Interest Yield and Rate Analysis
(tax-equivalent basis)
                                                Six Months Ended
                                                    June 30
YIELDS ON EARNING ASSETS                      1994            1993
Investment securities:
U.S. Treasury...............................  6.63 %          7.26 %
U.S. Government agencies....................  6.85            7.63
States and political subdivisions...........  7.86            8.29
Corporate debt..............................  6.17            7.10
Other securities............................  7.74            8.31
Total investment securities.................  6.66            7.42

Money market investments....................  4.68            4.67

Loans:
Instalment..................................  9.14            9.73
Commercial..................................  7.08            7.16
Real estate.................................  7.56            8.44
Total loans.................................  7.78            8.20

Total earning assets........................  7.29            7.86


RATES ON INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Savings/Interest-checking accounts..........  2.44            2.88
Money market deposit accounts...............  2.57            2.95
Money market certificates...................  3.75            4.09
Certificates of deposit
$100,000 and over...........................  3.89            4.04
All other time deposits.....................  3.95            4.87
Total interest-bearing deposits.............  3.03            3.48
Short-term borrowings.......................  2.47            2.19
Long-term debt..............................  6.55            5.13
Total interest-bearing liabilities..........  3.03            3.47

Interest spread.............................  4.26            4.39

Interest expense as a percent
  of average earning assets.................  2.53            2.93

NET INTEREST MARGIN.........................  4.76 %          4.93 %



PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     Not applicable.

Item 2.  Changes in Securities

     Not applicable.

Item 3.  Defaults upon Senior Securities

     Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

     On April 26, 1994, the Corporation held its annual meeting of shareholders, at which time shareholders elected fourteen directors to serve until the next annual meeting of shareholders and approved the selection of KPMG Peat Marwick as the Corporation's independent auditors for 1994.
The number of votes cast for and the number of votes withheld for each director are set forth below:

                                   For      Withhold Authority

     John T. Casteen, III        12,363,349       247,461
     Hovey S. Dabney             12,471,508       139,302
     Lawrence S. Eagleburger     12,329,417       281,393
     Hunter Faulconer            12,473,561       137,249
     Fred L. Glaize, III         12,031,144       579,666
     Henry H. Harrell            12,500,505       110,305
     Alex J. Kay, Jr.            12,501,315       109,495
     J. A. Kessler, Jr.          12,501,499       109,311
     O. Kenton McCartney         12,499,426       111,384
     W. A. Rinehart, III         12,485,194       125,616
     Gilbert M. Rosenthal        12,501,595       109,215
     Alson H. Smith, Jr.         12,501,687       109,123
     Lee C. Tait                 12,475,393       135,417
     H. A. Williamson, Jr.       12,500,807       110,003

The number of votes cast for and against KPMG Peat Marwick as independent auditors for 1994, as well as the number of abstentions in connection with such vote, are set forth below:

     For:  12,461,334     Against:  43,987     Abstain:  31,761

Item 5.  Other Information

     Not applicable.

Item 6. Exhibits and Reports on Form 8-K

      (a)  Exhibits

       The exhibits listed on the accompanying Index to Exhibits immediately following the signature page are filed as part of, or incorporated by reference into, this report.

      (b)  Reports on Form 8-K

       The Corporation filed no reports on Form 8-K during the quarter ended June 30, 1994.


     Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            JEFFERSON BANKSHARES, INC.


August 8, 1994             By:  O. Kenton McCartney
                                 President and
                                 Chief Executive Officer

                            and


                            By:  Allen T. Nelson, Jr.
                                 Senior Vice President and
                                 Chief Financial Officer

                             EXHIBIT INDEX

Exhibit No.                                                            Page
 4. Instruments defining the rights of security holders including indentures:

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

     (g) Incentive Stock Plan incorporated by reference to Jefferson Bankshares' report on Form 10-Q for the quarter ended June 30, 1985.

     (h)  Amendment dated April 28, 1992, to Incentive Stock
          Plan incorporated by reference to Exhibit 10(f) to Form S-4 of Jefferson Bankshares, File No. 33-47929.

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

     (o) Amended and Restated Split Dollar Life Insurance Agreement dated October 29, 1993 between Jefferson Bankshares and Kenton McCartney, incorporated by reference to Jefferson Bankshares' Annual Report on Form 10-K for 1993.

     (p) Amendment dated as of May 19, 1994, to the Amended and Restated Split Dollar Life Insurance Agreement dated October 29, 1993 between Jefferson Bankshares and O. Kenton McCartney,incorporated by reference to
          Exhibit 10(p) to Form S-4 of Jefferson Bankshares,
          File No. 33-53727.

August 8, 1994





Securities and Exchange Commission
450 5th Street, N.W.
Washington, D. C.  20549

                   Jefferson Bankshares, Inc./Form 10-Q

Gentlemen:

     Enclosed is the report of Jefferson Bankshares, Inc. on Form
10-Q for the quarter ended June 30, 1994. If you have any questions, please call me at 804 972-1113 or contact us through our CompuServe mailbox, no. 72741,2356.

Very truly yours,



William M. Watson, Jr.
Vice President and Secretary

WMWJr/chf

Enclosures

cc:  O. Kenton McCartney
     Allen T. Nelson, Jr.
     Robert E. Stroud, Esq.
     Robert C. Best
     NASDAQ, Inc.