Form 10-Q
period 1994-09-30
JEFFERSON BANKSHARES INC
filed 1994-11-07
CIK 311100

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION

                       Washington, D. C.  20549



(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


       For the Quarterly Period Ended September 30, 1994


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

                        Telephone (804) 972-1100


Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to
such filing requirements for the past 90 days.  Yes    X      No  _____

As of October 15, 1994, Registrant had 15,202,050 shares of its $2.50 par value common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Jefferson Bankshares, Inc. and Subsidiaries
Consolidated Balance Sheets
($ in thousands)
                                                                 September 30         Dec. 31
                                                                1994         1993      1993
ASSETS
Cash and due from banks...............................    $   94,832   $   76,877  $  114,677
Federal funds sold and other money market investments.           300       46,178      10,212
Investment securities:
    Available for sale(cost of $168,106)..............       164,747           -           -
    Held to maturity(market value on September 30.....       507,652      669,216     716,617
          of $501,769 in 1994 and $698,016 in 1993,
          and $737,486 on December 31, 1993)
Total Investment Securities...........................       672,399      669,216     716,617

Loans.................................................     1,069,586    1,012,427   1,023,221
Less: Unearned income.................................          (154)        (422)       (310)
Allowance for loan losses.............................       (13,678)     (13,556)    (13,864)
Net loans.............................................     1,055,754      998,449   1,009,047

Premises and equipment................................        51,530       48,043      48,171
Other assets..........................................        47,231       46,229      43,237
Total Assets..........................................    $1,922,046   $1,884,992  $1,941,961

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
Demand................................................    $  265,676   $  251,418  $  256,321
Interest-bearing transaction accounts.................       839,343      808,712     826,181
Certificates of deposit $100,000 and over.............        70,307       69,346      68,904
Other time............................................       514,012      533,807     525,948

Total deposits........................................     1,689,338    1,663,283   1,677,354
Federal funds purchased and
  securities sold under repurchase agreements.........        12,657       12,977      53,832
Other short-term borrowings...........................            -           281         265
Other liabilities.....................................        14,513       13,139      12,863
Long-term debt........................................            20        1,443       1,213
Total liabilities.....................................     1,716,528    1,691,123   1,745,527

Shareholders' Equity:
Preferred stock of $10.00 par value. Authorized
1,000,000 shares; issued none.....................                -            -           -

Common stock of $2.50 par value.  Authorized 32,000,000
    shares; issued and outstanding 15,202,050 shares
    September 30, 1994; and 15,097,747 shares September
    30,1993; and 15,080,553 shares December 31, 1993...       38,005      37,744       37,701
Capital surplus.......................................        45,801      43,363       43,977
Retained earnings.....................................       123,895     112,762      114,756
Unrealized losses on securities
   available for sale.................................        (2,183)         -            -
Total shareholders' equity ...........................       205,518     193,869      196,434

Total Liabilities and Shareholders' Equity............    $1,922,046  $1,884,992   $1,941,961

See accompanying notes to consolidated financial statements.

Jefferson Bankshares, Inc. and Subsidiaries
Consolidated Statements of Income
(in thousands except per share data)
                                                Three months ended      Nine months Ended
                                                   September 30            September 30
                                                 1994        1993       1994          1993
INTEREST INCOME
Interest and fees on loans .................. $21,621     $20,396     $61,364      $60,978
Income on investment securities:
Available for sale...........................   2,594          -        8,815           -
Held to maturity.............................   8,164      11,468      24,639       35,211
Other interest income........................     375         403         971          835
Total interest income........................  32,754      32,267      95,789       97,024

INTEREST EXPENSE
Interest-bearing transaction accounts........   5,509       5,551      16,055       16,863
Certificates of deposit $100,000 and over....     710         700       2,083        2,158
Other time deposits..........................   4,982       5,457      15,019       16,864
Short-term borrowings........................     110         112         308          267
Long-term debt...............................       -          20          29           68
Total interest expense.......................  11,311      11,840      33,494       36,220

NET INTEREST INCOME..........................  21,443      20,427      62,295       60,804

PROVISION FOR LOAN LOSSES....................     375         130       1,225        1,058

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES..............................  21,068      20,297      61,070       59,746

NON-INTEREST INCOME
Trust income.................................     950       1,050       3,150        3,050
Service charges on deposit accounts..........   2,177       2,092       6,454        6,302
Investment securities gains .................       2         106       1,166          161
Mortgage loan sales income...................      73         603         615        1,385
Other income.................................     719         619       2,422        1,845
Total non-interest income....................   3,921       4,470      13,807       12,743

NON-INTEREST EXPENSE
Salaries and employee benefits...............   9,189       8,787      27,756       25,952
Occupancy expense, net.......................   1,317       1,342       3,831        3,598
Equipment expense............................   1,589       1,373       4,433        4,266
F.D.I.C. assessments.........................     961         911       2,831        2,735
Other expense................................   3,429       3,110      10,717        9,049
Total non-interest expense...................  16,485      15,523      49,568       45,600

Income before income taxes...................   8,504       9,244      25,309       26,889
Provision for income taxes...................   2,892       3,048       8,484        8,708

NET INCOME................................... $ 5,612     $ 6,196     $16,825      $18,181

EARNINGS PER COMMON SHARE..................    0.37        0.41        1.11         1.21

AVERAGE SHARES OUTSTANDING...................  15,177      15,088      15,137       15,051


See accompanying notes to consolidated financial statements.

Jefferson Bankshares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
($ in thousands)
                                                          Nine months ended
                                                            September 30
                                                         1994          1993
Cash flows from operating activities:
Net income.......................................... $ 16,825      $ 18,181
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation and amortization.......................    4,442         4,232
Accretion and amortization..........................    3,950         2,951
Provision for loan losses...........................    1,225         1,058
Investment securities gains, net....................   (1,166)         (161)
(Gain) loss on sale of premises and equipment.......     (167)           28
(Increase) decrease in interest receivable..........      226          (124)
Increase (decrease) in interest payable.............      106          (336)
Other, net..........................................     (451)         (736)
Total adjustments...................................    8,165         6,912
Net cash provided by
 operating activities...............................   24,990        25,093

Cash flows from investing activities:
Proceeds from maturities of investment securities...  109,660       115,801
Proceeds from sales and calls
  of investment securities..........................   48,425        11,273
Purchase of investment securities................... (120,010)     (130,684)
Net increase in loans...............................  (49,178)      (26,404)
Business combinations, net of cash..................   21,130         1,212
Proceeds from sales of premises and equipment.......      198            41
Proceeds from sales of foreclosed properties........    2,372         2,934
Purchases of premises and equipment.................   (7,649)       (2,111)
Net cash provided (used in) by investing activities.    4,948       (27,938)

Cash flows from financing activities:
Net increase (decrease) in deposits.................  (11,609)       14,546
Net increase (decrease) in short-term borrowings....  (41,441)        2,353
Repayment of long-term debt.........................   (1,193)         (688)
Proceeds from issuance of common stock..............    2,147         1,390
Payments to acquire common stock....................     (149)           (5)
Dividends paid......................................   (7,450)       (6,317)
Net cash provided by (used in) financing activities.  (59,695)       11,279

Net increase (decrease) in cash
  and cash equivalents..............................  (29,757)        8,434

Cash and cash equivalents at beginning of period....  124,889       114,621

Cash and cash equivalents at end of period.......... $ 95,132      $123,055




Supplemental disclosure of cash flow information
Cash payments for:
  Interest.......................................... $ 33,388      $ 36,530
  Income taxes......................................    7,825         8,445
Non-cash investing and financing activities:
  Loan balances transferred to foreclosed properties $  1,459      $  1,254
  Issuance of common stock for acquisition..........       -            834

See accompanying notes to consolidated financial statements


Jefferson Bankshares, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
($ in thousands)                                           Nine Months Ended
                                                             September 30
                                                            1994        1993
Balance, January 1.......................................$196,434   $180,023
Net income...............................................  16,825     18,181
Cash dividends declared..................................  (7,556)    (6,554)
Unrealized losses on securities available for sale.......  (2,183)         -
Issuance of common stock for dividend reinvestment plan..   1,774      1,290
Issuance of common stock for incentive stock plan........      -         100
Issuance of common stock for acquisition.................      -         843
Issuance of common stock for stock options...............     373          -
Cash paid in lieu of fractional shares...................      -          (9)
Acquisition of common stock..............................    (149)        (5)
Balance, September 30....................................$205,518    $193,869

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
($ in thousands)

Note 1 - General

The consolidated financial statements conform to generally accepted accounting principles and to generally industry practices. The accompanying consolidated financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. All such adjustments are of a normal and recurring nature. The notes included herein should be read in conjunction with the notes to consolidated financial statements included in the Corporation's 1993 Annual Report to shareholders.

On January 1, 1994, the Corporation adopted Statement of Financial
Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Statement requires certain investment securities to be reported in one of three categories: trading, available for sale, or held to maturity. Upon adoption of this Statement, the U.S. Treasury securities portion of the investment portfolio was classified as available for sale. In accordance with Statement 115, these securities are reported in the Corporation's consolidated financial statements at fair value. Unrealized gains and losses, net of the related tax effect, are excluded from earnings and reported as a separate component of shareholders' equity until realized.
The impact of adopting Statement 115 at September 30, 1994, is a decrease of $3.4 million in investment securities available for sale and a net unrealized loss, which is recorded as a separate component of shareholders' equity, of $2.2 million. Held to maturity securities are recorded at amortized cost. The Corporation has no trading account securities.


Note 2 -  Allowance for Loan Losses

A summary of transactions in the consolidated allowance for
the nine months ended September 30 follows:
                                                  1994          1993
Balance, January 1............................ $ 13,864     $ 13,057
Provision.....................................    1,225        1,058
Recoveries....................................      455          259
Loan losses...................................   (1,866)        (941)
Increase from acquisition.....................       -           123
Balance, September 30......................... $ 13,678     $ 13,556



Note 3 - Income Taxes

Income tax expense for the nine months ended September 30 is different than the amount computed by applying the statutory corporate federal income tax rate of 35% to income before income taxes.  The reasons for this difference are as follows:
                                          1994         1993
Tax expense at statutory rate......... $ 8,858      $ 9,411
Increase (reduction)in taxes
   resulting from:
Tax exempt interest...................    (705)        (817)
Other, net............................     331          114
Provision for income taxes............ $ 8,484      $ 8,708

Note 4 - Business Combinations

On August 18, 1994, Bank of Loudoun (Loudoun) merged into Jefferson National Bank. The Corporation issued 538,881 shares of its common stock in exchange for all of the outstanding shares of common stock of Loudoun. The merger was accounted for as a pooling of interests. Accordingly, the consolidated financial statements include the accounts and transactions of Loudoun for all periods presented.

On March 25, 1994, Jefferson National Bank purchased the deposit liabilities of Liberty Federal Savings Bank (Liberty) from the Resolution Trust Corporation. The transaction was accounted for as a purchase, and, accordingly, accounts and transactions for Liberty are included in the Corporation's consolidated financial statements subsequent to the acquisition date. Liberty had two banking offices in Warrenton, Virginia, and total deposits of approximately $24 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis of financial information is presented to aid the reader in understanding and evaluating the financial condition and results of operations of Jefferson Bankshares, Inc. The analysis focuses on the Consolidated Financial Statements, their accompanying notes, and the statistical data presented elsewhere in this report. Highlighted in the discussion are material changes from prior reporting periods and any identifiable trends affecting the Corporation.

On January 1, 1994, the Corporation adopted Statement of Financial Accounting Standard No. 115, Accounting for Certain Investments in Debt and Equity Securities. Information concerning this statement and its effects on the consolidated financial statements is included in Note 1 of the Notes to Consolidated Financial Statements.

On March 25, 1994, Jefferson National Bank, the Corporation's bank subsidiary, acquired $24 million in deposits from the Resolution Trust Corporation in its capacity as receiver for Liberty Federal Savings Bank (Liberty) of Warrenton, Virginia. The transaction was accounted for as a purchase, and, accordingly, the balances and transactions of Liberty are included in the Corporation's consolidated financial statements only for the period following the merger date.

On August 18, 1994, Bank of Loudoun merged into Jefferson National Bank.
At the time of the merger, Bank of Loudoun had total assets of $53 million, loans, net of unearned income of $35 million, total deposits of $48 million, and shareholders' equity of $5 million. The merger was accounted for as a pooling of interests, and, accordingly, consolidated financial data for periods prior to the merger have been restated to include the accounts and transactions of Bank of Loudoun.

FINANCIAL CONDITION

Total assets on September 30, 1994 were $1.922 billion compared with $1.885 billion one year earlier and $1.942 billion at year-end 1993. In the third quarter, total assets averaged $1.924 billion in 1994 and $1.871 billion in 1993. After nine months in 1994, total assets averaged $1.921 billion, or 4 percent above the nine month 1993 average of $1.847 billion.

Loan growth was stronger in the third quarter of 1994 compared with the two previous quarters in 1994, as loans, net of unearned income increased to $1.069 billion. That total was 6 percent above the year earlier total of $1.012 billion. It also represented a $30 million increase over the June 30, 1994 total. Higher totals for indirect instalment loans, commercial loans, and real estate loans were responsible for the loan growth in the comparisons for both the prior year and the prior quarter-end totals. Loans, net of unearned income averaged $1.046 billion and $1.011 billion in the respective third quarters of 1994 and 1993. Through nine months, loans, net of unearned income averaged $1.036 billion in 1994 and $1.004 billion in 1993.

Investment securities on September 30, 1994, totaled $672 million compared with the year earlier total of $669 million and the December 31, 1993 total of $717 million. For the third quarter, investment securities averaged $675 million in 1994 and $657 million in 1993. After nine months, the portfolio averaged $693 million in 1994 and $659 million in 1993.

Money market investments totaled $300 thousand on September 30, 1994, compared with the year earlier total of $46 million and the year-end 1993 total of $10 million. Third quarter averages for these investments were $34 million in 1994 compared with $46 million in 1993. After nine months, money market investments averaged $29 million in 1994 and in 1993.

Total deposits on September 30, 1994 were $1.689 billion compared with the year earlier total of $1.663 billion and the year-end 1993 total of $1.677 billion. Compared with one year ago, demand deposits increased 6 percent and interest-bearing deposits rose 1 percent. In the third quarter, total deposits averaged $1.693 billion in 1994 and $1.650 billion in 1993. After nine months, total deposits averaged $1.690 billion in 1994 and $1.631 billion in 1993.

Short-term borrowings totaled $13 million on September 30, 1994, which was approximately level with the year earlier total. In the third quarter, these borrowings averaged $13 million in 1994 and $15 million in 1993. After nine months, the averages were $15 million in 1994 and $14 million in 1993.

RESULTS OF OPERATIONS

Net income in the third quarter of 1994 was $5.6 million, or $.37 per share. In the third quarter of 1993, net income was $6.2 million, or $.41 per share.

After nine months in 1994, net income was $16.8 million, or $1.11 per share.
In the comparable 1993 period, net income was $18.2 million, or $1.21 per share.

In terms of profitability, the return on average assets in the third quarter of 1994 was 1.17 percent, compared with 1.32 percent in the same period in 1993. After nine months, this ratio was 1.17 percent in 1994 and
1.31 percent in 1993. The return on average shareholders' equity in the third quarter was 10.91 percent in 1994 and 12.77 percent in 1993. After nine months, this ratio was 11.01 percent in 1994 and 12.80 percent in 1993.

Net interest income increased 5 percent in the third quarter of 1994 to $21.4 million. The prime rate increase in August 1994 favorably affected loan yields while funding costs were more stable. The net interest margin in the third quarter was 4.95 percent in 1994 compared with 4.85 percent in 1993. After nine months, the net interest margin was 4.80 percent in 1994 and 4.89 percent in 1993. Net interest income after nine months was 2 percent higher at $62.3 million in 1994 compared with $60.8 million in 1993.

The provision for loan losses was $375 thousand in the third quarter of 1994 compared with $130 thousand in the year earlier quarter. After nine months, the provision for loan losses was $1.2 million in 1994 compared with $1.1 million in 1993. On September 30, 1994, the allowance for loan losses was $13.7 million, or 1.28 percent of loans, net of unearned income. On
September 30, 1993, the allowance was $13.6 million, or 1.34 percent of loans, net of unearned income.

Factors influencing the provision for loan losses and the allowance for loan losses include the level of problem assets and the volume of net loan losses. Non-accrual loans on September 30, totaled $7.105 million in 1994 compared with $9.699 million in 1993. Loans 90 days or more past due totaled $2.852 million on September 30, 1994, and $4.391 million one year earlier. The total of foreclosed properties was $6.967 million on September 30, 1994 and $9.524 million on September 30, 1993. After nine months, net loan losses were $1.411 million in 1994 compared with $682 thousand in 1993. In the third quarter, net loan losses were $403 thousand in 1994 and $227 thousand in 1993.


Non-interest income of $3.9 million in the third quarter of 1994 was 12 percent less than third quarter 1993 non-interest income of $4.5 million principally because of a $530 thousand reduction in fees associated with the sale of mortgage loans in the secondary market. After nine months, non-interest income was 8 percent higher in 1994 at $13.8 million. Higher investment securities gains were principally responsible for this increase.

Non-interest expense increased 6 percent to $16.5 million in the third quarter of 1994 from $15.5 million in the third quarter of 1993. After nine months, non-interest expense was 9 percent higher at $49.6 million in 1994 compared with $45.6 million in 1993. The nine month comparison was influenced principally by increases in personnel expense and other expense. Legal and professional fees and telephone expense were two of the largest increases in the other expense category.

LIQUIDITY

A financial institution's liquidity requirements are measured by its need to meet deposit withdrawals, fund loans, maintain reserve requirements, and operate the organization. To meet its liquidity needs, the Corporation maintains cash reserves and has an adequate flow of funds from maturing loans, investment securities, and short-term investments. In addition, the Corporation's bank affiliate has the ability to borrow from the Federal Reserve. The Corporation considers its sources of liquidity to be ample to meet its estimated needs.

CAPITAL RESOURCES

On September 30, 1994, shareholders' equity totaled $206 million, or 10.7 percent of total assets. Included in shareholders' equity on September 30, 1994, were unrealized losses, net of the deferred tax effect, of $2.2 million on securities available for sale.

On August 18, 1994, the Corporation completed its merger with Bank of Loudoun. The Corporation issued 538,881 shares of its common stock in exchange for all the outstanding shares of common stock of Bank of Loudoun.


Jefferson Bankshares, Inc. and Subsidiaries
Interest Yield and Rate Analysis
(tax-equivalent basis)
                                               Nine Months Ended
                                                 September 30
YIELDS ON EARNING ASSETS                      1994            1993
Investment securities:
U.S. Treasury...............................  6.45 %          7.15 %
U.S. Government agencies....................  6.75            7.51
States and political subdivisions...........  7.83            8.31
Corporate debt..............................  6.17            6.93
Other securities............................  7.24            7.52
Total investment securities.................  6.55            7.29

Money market investments....................  4.44            3.83

Loans:
Instalment..................................  9.27            9.62
Commercial..................................  7.39            7.19
Real estate.................................  7.67            8.45
Total loans.................................  7.97            8.17

Total earning assets........................  7.35            7.75


RATES ON INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Savings/Interest-checking accounts..........  2.27            2.72
Money market deposit accounts...............  2.66            2.90
Money market certificates...................  3.74            4.05
Certificates of deposit
$100,000 and over...........................  3.91            4.06
All other time deposits.....................  4.23            4.74
Total interest-bearing deposits.............  3.07            3.42
Short-term borrowings.......................  2.76            2.48
Long-term debt..............................  5.71            5.15
Total interest-bearing liabilities..........  3.07            3.41

Interest spread.............................  4.28            4.34

Interest expense as a percent
  of average earning assets.................  2.55            2.86

NET INTEREST MARGIN.........................  4.80 %          4.89 %



PART II. OTHER INFORMATION


Item 1.   Legal Proceedings

     Not applicable.


Item 2.   Changes in Securities

     Not applicable.


Item 3.   Defaults upon Senior Securities

     Not applicable.


Item 4.   Submission of Matters to a Vote of Security Holders

     Not applicable.



Item 5.   Other Information

     Not applicable.

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

      The exhibits listed on the accompanying Index to Exhibits immediately following the signature page are filed as part of, or incorporated by reference into this report.


     (b)   Reports on Form 8-K

     Jefferson filed no reports on Form 8-K during the quarter ended September 30, 1994.

     Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    JEFFERSON BANKSHARES, INC.


November 4, 1994                    By: O. Kenton McCartney
                                        President and
                                        Chief Executive Officer

                                    And


                                    By: Allen T. Nelson, Jr.
                                        Senior Vice President and
                                        Chief Financial Officer

                               EXHIBIT INDEX


Exhibit                                                            Exhibit No.

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

     (p) Amendment dated as of May 19, 1994, to the Amended and Restated Split Dollar Life Insurance Agreement dated October 29, 1993 between Jefferson Bankshares and O. Kenton McCartney, incorporated by reference to Exhibit 10(p) to Form S-4 of Jefferson Bankshares, File No. 33-53727.

27.  Financial Data Schedule