Form 10-Q/A
period 1994-09-30
JEFFERSON BANKSHARES INC
filed 1995-03-09
CIK 311100

AMENDMENT NO. 1
                                   TO

                               FORM 10-Q/A

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

     The Registrant hereby amends the Financial Data Schedule, Exhibit 27, for the quarter ended September 30, 1994. The previously filed Financial Data Schedule showed only a single quarter's information rather than year-to-date information. The amended Financial Data Schedule shows year-to-date information.

                             Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



Date:  March 9, 1995



                                       Jefferson Bankshares, Inc.



                                       By:  O. Kenton McCartney
                                            President and
                                            Chief Executive Officer