Form 10-K405
JEFFERSON BANKSHARES INC
filed 1995-03-27
CIK 311100

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                  FORM 10-K

                                  (Mark One)

       [X]   Annual Report Pursuant to Section 13 or 15(d) of the
             Securities Exchange Act Of 1934 (Fee Required)

                 For the fiscal year ended December 31, 1994

                                      or

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

     Indicate by check mark if disclosures of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of January 31, 1995, the aggregate market value, based upon the last sale price for that day, of the voting stock held by nonaffiliates of Jefferson Bankshares, Inc. was $291,484,222.

     As of January 31, 1995, Jefferson Bankshares, Inc. had issued and outstanding 15,170,250 shares of the 32,000,000 authorized shares of its $2.50 par value common stock.




                     DOCUMENTS INCORPORATED BY REFERENCE

     The portions of the Annual Report to Shareholders for the year ended December 31, 1994 referred to in Parts I, II and IV are incorporated by reference into Parts I, II and IV. The portions of the Proxy Statement for the Corporation's Annual Meeting of Shareholders to be held on April 25, 1995 referred to in Part III are incorporated by reference into Part III.

                             Part I

Item 1.  Business

     Incorporated herein by reference is the information appearing under the heading "Business of Jefferson Bankshares" on page 4 of the 1994 Annual Report to Shareholders ("1994 Annual Report"). Also incorporated herein by reference is the information on pages 7 and 9 of the 1994 Annual Report as to the distribution of the Corporation's assets, liabilities and shareholders' equity and interest rates and interest differential; pages 15 and 16 of the 1994 Annual Report as to the Corporation's investment portfolio; pages 11 through 15 of the 1994 Annual Report as to the Corporation's loan portfolio (including the Corporation's loan loss experience); pages 16 and 17 of the 1994 Annual Report as to the Corporation's deposits; page 19 of the 1994 Annual Report as to the Corporation's return on equity and assets; and page 17 of the 1994 Annual Report as to the Corporation's short-term borrowings.

Item 2. Properties

     Incorporated herein by reference is the information appearing under the heading "Business of Jefferson Bankshares" on page 4 of the 1994 Annual Report and the discussion of premises and equipment in Note 7 (entitled "Premises and Equipment") to the consolidated financial statements in the 1994 Annual Report.

Item 3.  Legal Proceedings

     There are no legal proceedings against the Corporation that would have a material adverse effect on the Corporation or its consolidated financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders

     None


Executive Officers of Jefferson Bankshares

      The executive officers of the Corporation are set forth below. All officers are elected annually to serve at the discretion of the Board of Directors. Except as otherwise noted below, each of the executive officers has worked with the Corporation or its affiliates for at least five years.


     O. Kenton McCartney, 51, is President and Chief Executive Officer.

     Robert H. Campbell, Jr., 60, is Senior Vice President and Treasurer.

     Allen T. Nelson, Jr., 45, is Senior Vice President and Chief Financial Officer. Mr. Nelson joined the Corporation on December 6, 1993. Prior to that date, Mr. Nelson was Senior Vice President and Controller of Dominion Bankshares, Inc. from February, 1992 until joining the Corporation. Prior to February, 1992 he served as Finance Executive Officer with C&S/Sovran Corporation.

     Walter A. Pace, Jr., 62, is Senior Vice President.

     Donald W. Fulton, Jr., 48, is Vice President-Investor Relations.

     William M. Watson, Jr., 40, is General Counsel and Secretary. Mr. Watson joined the Corporation on May 13, 1991. Prior to that date, he was an attorney with McGuire, Woods, Battle & Boothe.


                                   Part II

Item 5.  Market for the Registrant's Common Stock and Related Shareholder
         Matters

     Incorporated herein by reference is the information on page 17 under the heading "Capital Resources" and in the table captioned "Common Stock Performance and Dividends" on page 19 of the 1994 Annual Report.

Item 6.  Selected Financial Data

     Incorporated herein by reference is the information in the table captioned "Selected Financial Data" on page 5 of the 1994 Annual Report.

Item 7. Management's Discussion and Analysis and Results of Operations and Financial Condition

     Incorporated herein by reference is the information appearing under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 5 through 20 of the 1994 Annual Report, except for the information in the tables captioned "Selected Financial Data," "Summary of Financial Results by Quarter," and "Common Stock Performance and Dividends" on pages 5, 6 and 19, respectively, of the 1994 Annual Report.

Item 8.  Financial Statements and Supplementary Data

     Incorporated herein by reference is the information appearing under the heading "Independent Auditors' Report," "Consolidated Balance Sheets," "Consolidated Statements of Income," "Consolidated Statements of Changes in Shareholders' Equity," "Consolidated Statements of Cash Flows" and "Notes to Consolidated Financial Statements," on pages 21 through 34 of the 1994 Annual Report.

     Incorporated by reference is the information in the table captioned "Summary of Financial Results by Quarter" on page 6 of the 1994 Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None


                                   Part III

Item 10.  Directors and Executive Officers of Registrant

     The information concerning the Corporation's directors is incorporated by reference to the section entitled "Nominations for Directors" on pages 3 through 5 of the Corporation's definitive Proxy Statement for the 1995 Annual Meeting of Shareholders.

     The information concerning the Corporation's executive officers is incorporated by reference to Part I hereof entitled "Executive Officers of Jefferson Bankshares."

Item 11.  Executive Compensation

     The information required by this item is incorporated by reference to the sections entitled "Compensation of Executive Officers and Directors" on pages 6 through 13 of the Corporation's definitive Proxy Statement for the 1995 Annual Meeting of Shareholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The information required by this item is incorporated by reference to the sections entitled "Principal Beneficial Owners" and "Shares
Beneficially Owned by Directors and Executive Officers" on pages 2 and 3 of the Corporation's definitive Proxy Statement for the 1995 Annual Meeting of Shareholders.

Item 13.  Certain Relationships and Related Transactions

     The information required by this item is incorporated by reference to the section entitled "Loans to Officers and Directors" on page 13 of the Corporation's definitive Proxy Statement for the 1995 Annual Meeting of Shareholders.

                                   Part IV

Item 14.  Exhibits, Financial Statements and Reports on Form 8-K

     (a)  The following documents are filed as part of this report:

          1. Financial Statements. The following Consolidated Financial Statements of Jefferson Bankshares, Inc. and subsidiaries and the Independent Auditors' Report are incorporated by reference to pages 21 through 34 of the 1994 Annual Report:

              Independent Auditors' Report.

              Consolidated Balance Sheets at December 31, 1994 and December 31, 1993.

              Consolidated Statements of Income for the years ended December 31, 1994, December 31, 1993 and December 31, 1992.

              Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1994, December 31, 1993, and December 31, 1992.

              Consolidated Statements of Cash Flows for the years ended December 31, 1994, December 31, 1993 and December 31, 1992.

              Notes to Consolidated Financial Statements.

          2. Exhibits. The exhibits listed on the accompanying Index to Exhibits immediately following the signature page are filed as part of, or incorporated by reference into, this report.


     (b)  Reports on Form 8-K

           On October 20, 1994, the Corporation filed a Form 8-K/A dated October 20, 1994, that amended the description of the Corporation's Common Stock appearing in the Corporation's Form 8-K dated January 4, 1980.

     Except for the information referred to in Items 1, 2, 5, 6, 7, 8 and 14(a)(1) hereof, the 1994 Annual Report will not be deemed to be filed pursuant to the Securities Exchange Act of 1934.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:  March 27, 1995               JEFFERSON BANKSHARES, INC.




                                    By:  O. Kenton McCartney
                                         President and
                                         Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     DATE                   SIGNATURE                  CAPACITY

March 27, 1995         O. Kenton McCartney         President, Chief
                                                   Executive Officer and
                                                   Director


March 27, 1995         Allen T. Nelson, Jr.        Senior Vice President
                                                   and Chief Financial
                                                   Officer


March 27, 1995         Hovey S. Dabney             Chairman of the Board
March 27, 1995         John T. Casteen, III*       Director
March 27, 1995         Lawrence S. Eagleburger*    Director
March 27, 1995         Hunter Faulconer*           Director
March 27, 1995         Fred L. Glaize, III*        Director
March 27, 1995         Henry H. Harrell*           Director
March 27, 1995         Alex J. Kay, Jr.*           Director
March 27, 1995         J. A. Kessler, Jr.*         Director
March 27, 1995         W. A. Rinehart, III*        Director
March 27, 1995         Gilbert M Rosenthal*        Director
March 27, 1995         Alson H. Smith, Jr.*        Director
March 27, 1995         Lee C. Tait*                Director
March 27, 1995         H. A. Williamson, Jr.*      Director




                                    *By:  William M. Watson, Jr.
                                          Attorney-in-Fact

EXHIBIT INDEX

Exhibit No.                                                   Page

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

     (d) Amendment to Article III and Article IV, Section 5, of the Bylaws and the Amended and Restated Bylaws dated January 24, 1995, are filed herewith.

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

10.  Material Contracts:

     (a) Senior Officers Supplemental Pension Plan, incorporated by reference to Jefferson
          Bankshares' 1982 Annual Report on Form 10-K.

     (b) Incentive Stock Plan, incorporated by reference to Jefferson Bankshares' report on Form 10-Q for the quarter ended June 30, 1985.

     (c)  Amendment dated April 28, 1992 to the Incentive
          Stock Plan, incorporated by reference to
          Exhibit 10(f) to Form S-4 of Jefferson
          Bankshares, Inc., File No. 33-47929.

     (d) Split Dollar Life Insurance Plan, incorporated by reference to Jefferson Bankshares' Annual
          Report on Form 10-K for 1984.

   * (e)  Executive Severance Agreement dated October 25,
          1993 between Jefferson Bankshares and O. Kenton
          McCartney, incorporated by reference to Jefferson
          Bankshares' Annual Report on Form 10-K for 1993.

   * (f)  Executive Severance Agreement dated October 25,
          1993 between Jefferson Bankshares and Robert H. Campbell, Jr., incorporated by reference to Jefferson Bankshares' Annual Report on Form 10-K for 1993.

   * (g) Executive Severance Agreement dated December 6, 1993 between Jefferson Bankshares, Inc. and Allen T.
          Nelson, Jr., is filed herewith.

   * (h)  Amended and Restated Split Dollar Life Insurance
          Agreement dated October 29, 1993 between Jefferson
          Bankshares and Robert H. Campbell, Jr., incorporated by reference to Jefferson Bankshares' Annual Report on
          Form 10-K for 1993.

   * (i) Amended and Restated Split Dollar Life Insurance Agreement dated October 29, 1993 between Jefferson Bankshares and O. Kenton McCartney, incorporated by reference to Jefferson Bankshares' Annual Report on Form 10-K for 1993.

   * (j)  Split Dollar Life Insurance Agreement dated
          January 6, 1994 between Jefferson Bankshares, Inc. and
          Allen T. Nelson, Jr., is filed herewith.

13.  Annual Report to Security Holders, Form 10-Q or
     Quarterly Report to Security Holders

21.  Subsidiaries of the Registrant

23.  Consents of Experts and Counsel

     Consent of KPMG Peat Marwick LLP to incorporation by reference of auditors' reports into Jefferson
     Bankshares' Registration Statements on Form S-3 and
     Form S-8 is filed herewith.

24.  Powers of Attorney

27.  Financial Data Schedule

  * Management contract or compensatory plan or arrangement of the Corporation required to be filed as an exhibit