Form 10-Q
period 1995-03-31
JEFFERSON BANKSHARES INC
filed 1995-05-10
CIK 311100

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                    Washington, D. C.  20549


(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


       For the Quarterly Period Ended March 31, 1995


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


As of April 30, 1995, Registrant has 15,172,853 shares of its
$2.50 par value common stock issued and outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Jefferson Bankshares, Inc. and Subsidiaries
Consolidated Balance Sheets
($ in thousands)
                                                                     March 31         Dec. 31
                                                                1995         1994      1994
ASSETS
Cash and due from banks...............................    $   95,455   $  108,921  $  100,809
Federal funds sold and other money market investments.        30,000       10,659          -
Investment securities:
    Available for sale (cost on March 31 of $173,692         172,026      197,677     170,815
          in 1995 and $195,782 in 1994 and $176,493
          on December 31, 1994)
    Held to maturity (fair value on March 31                 455,895      510,706     467,733
          of $450,390 in 1995 and $514,321 in 1994,
          and $455,080 on December 31, 1994)
Total Investment Securities...........................       627,921      708,383     638,548

Loans.................................................     1,136,194    1,037,181   1,101,636
Less: Unearned income.................................          (218)        (227)       (136)
      Allowance for loan losses.......................       (14,027)     (14,031)    (13,754)
Net loans.............................................     1,121,949    1,022,923   1,087,746

Premises and equipment................................        50,795       49,403      51,185
Other assets..........................................        44,814       46,070      47,662
Total Assets..........................................    $1,970,934   $1,946,359  $1,925,950

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
Demand................................................    $  257,752   $  247,086  $  271,447
Interest-bearing transaction accounts.................       785,244      868,690     831,855
Certificates of deposit $100,000 and over.............        84,481       69,478      72,511
Other time............................................       585,689      531,787     513,059

Total deposits........................................     1,713,166    1,717,041   1,688,872
Federal funds purchased and
  securities sold under repurchase agreements.........        13,859       11,869      16,479
Other short-term borrowings...........................        15,000          285           -
Other liabilities.....................................        17,063       15,268      14,027
Long-term debt........................................            18          983          19
Total liabilities.....................................     1,759,106    1,745,446   1,719,397

Shareholders' Equity:
Preferred stock of $10.00 par value. Authorized
1,000,000 shares; issued none.........................            -            -           -

Common stock of $2.50 par value. Authorized 32,000,000
    shares; issued and outstanding 15,170,250 shares
    March 31, 1995; and 15,113,062 shares March
    31, 1994; and 15,170,250 shares December 31, 1994.        37,926      37,782       37,926
Capital surplus.......................................        46,332      44,495       46,332
Retained earnings.....................................       128,653     117,404      125,986
Unrealized gains (losses) on securities
   available for sale, net............................        (1,083)      1,232       (3,691)
Total shareholders' equity ...........................       211,828     200,913      206,553

Total Liabilities and Shareholders' Equity............    $1,970,934  $1,946,359   $1,925,950
See accompanying notes to consolidated financial statements.

Jefferson Bankshares, Inc. and Subsidiaries
Consolidated Statements of Income
(in thousands except per share data)
                                                Three months ended
                                                     March 31
                                                 1995        1994
INTEREST INCOME
Interest and fees on loans .................. $24,582      $19,315
Income on investment securities:
   Available for sale........................   2,662        3,360
   Held to maturity..........................   7,172        8,136
Other interest income........................     104          140
     Total interest income...................  34,520       30,951

INTEREST EXPENSE
Interest-bearing transaction accounts........   5,787        5,250
Certificates of deposit $100,000 and over....     916          677
Other time deposits..........................   5,886        5,016
Short-term borrowings........................     331          119
Long-term debt...............................       1           17
     Total interest expense..................  12,921       11,079

NET INTEREST INCOME..........................  21,599       19,872

PROVISION FOR LOAN LOSSES....................     480          475

NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES...........................  21,119       19,397

NON-INTEREST INCOME
Trust income.................................   1,125        1,100
Service charges on deposit accounts..........   2,202        2,071
Investment securities losses ................    (103)           -
Mortgage loan sales income...................      30          343
Other income.................................     730          720
     Total non-interest income...............   3,984        4,234

NON-INTEREST EXPENSE
Salaries and employee benefits...............   9,738        9,207
Occupancy expense, net.......................   1,260        1,304
Equipment expense............................   1,489        1,402
F.D.I.C. assessments.........................     937          932
Other expense................................   3,317        3,096
     Total non-interest expense..............  16,741       15,941

INCOME BEFORE INCOME TAXES...................   8,362        7,690
Provision for income taxes...................   2,812        2,559

NET INCOME................................... $ 5,550      $ 5,131

NET INCOME PER COMMON SHARE..................    0.37         0.34

AVERAGE SHARES OUTSTANDING...................  15,170       15,102


See accompanying notes to consolidated financial statements.


Jefferson Bankshares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
($ in thousands)
                                                          Three months ended
                                                              March 31
                                                         1995          1994
Cash flows from operating activities:
Net income.......................................... $  5,550      $  5,131
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation and amortization.......................    1,638         1,536
Accretion and amortization..........................    1,116         1,331
Provision for loan losses...........................      480           475
Investment securities losses, net...................      103             -
Gain on sale of premises and equipment..............       (3)           (9)
(Increase) decrease in interest receivable..........      728          (770)
Increase in interest payable........................      727           329
Decrease in loans held for resale, net..............      606         2,735
Other, net..........................................    1,430         1,155
Total adjustments...................................    6,825         6,782
Net cash provided by
 operating activities...............................   12,375        11,913

Cash flows from investing activities:
Proceeds from maturities of investment securities
  held to maturity.................................    45,965        11,093
Proceeds from calls of investment securities
  held to maturity..................................      120           220
Purchases of investment securities held to maturity.  (35,084)      (10,757)
Proceeds from maturities of securities available
  for sale..........................................   12,500         8,250
Proceeds from sales of securities available
  for sale..........................................   11,347             -
Purchases of securities available for sale..........  (21,428)            -
Net increase in loans...............................  (35,434)      (17,021)
Business combination, net of cash...................        -        21,130
Proceeds from sales of premises and equipment.......       13            26
Proceeds from sales of foreclosed properties........    1,183           406
Purchases of premises and equipment.................   (1,031)      ( 2,611)
Net cash provided by (used in) investing activities.  (21,849)       10,736

Cash flows from financing activities:
Net increase in deposits............................   24,294        16,094
Net increase (decrease) in short-term borrowings....   12,380       (41,944)
Repayment of long-term debt.........................       (1)         (230)
Proceeds from issuance of common stock..............        -           600
Dividends paid......................................   (2,553)       (2,478)
Net cash provided by (used in) financing activities.   34,120       (27,958)

Net increase (decrease) in cash
  and cash equivalents..............................   24,646        (5,309)

Cash and cash equivalents at beginning of period....  100,809       124,889

Cash and cash equivalents at end of period.......... $125,455      $119,580

Supplemental disclosure of cash flow information
Cash payments for:
  Interest.......................................... $ 12,194      $ 10,750
  Income taxes......................................      127          (488)
Non-cash investing and financing activities:
  Loan balances transferred to foreclosed properties $     63      $     75
See accompanying notes to consolidated financial statements

Jefferson Bankshares, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
($ in thousands)                                           Three Months Ended
                                                               March 31
                                                            1995        1994
Balance, January 1.......................................$206,553   $196,434
Net income...............................................   5,550      5,131
Cash dividends declared..................................  (2,883)    (2,484)
Change in unrealized gains (losses) on securities
   available for sale, net...............................   2,608      1,232
Issuance of common stock for dividend reinvestment plan..      -         600
Balance, March 31........................................$211,828   $200,913

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
($ in thousands)

Note 1 - General

The consolidated financial statements conform to generally accepted accounting principles and to general industry practices. The accompanying consolidated financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. All such adjustments are of a normal and recurring nature. The notes included herein should be read in conjunction with the notes to consolidated financial statements included in the Corporation's 1994 Annual Report to shareholders.

On January 1, 1995, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS 118. The Statement requires impaired loans to be measured at the present value of expected future cash flows discounted at the loan's effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. Management's evaluation of the adequacy of the allowance is based on a review of the Corporation's historical loss experience, known and inherent risks in the loan portfolio, charge-offs, and the level and trend of interest rates. As a result, the allowance for loan losses is adequate, and no additional provision resulted from the implementation of Statement 114.

Note 2 -  Allowance for Loan Losses
A summary of transactions in the consolidated allowance for loan losses for the three months ended March 31 follows:
                                                  1995          1994
Balance, January 1............................ $ 13,754     $ 13,864
Provision.....................................      480          475
Recoveries....................................      104          124
Loan losses...................................     (311)        (432)
Balance, March 31............................. $ 14,027     $ 14,031


Note 3 - Income Taxes
    Income tax expense for the three months ended March 31 is different than the amount computed by applying the statutory corporate federal income tax rate of 35% to income before income taxes.  The reasons for this difference are as follows:
                                          1995         1994
Tax expense at statutory rate......... $ 2,927      $ 2,692
Increase (reduction)in taxes
   resulting from:
Tax exempt interest...................    (203)        (224)
Other, net............................      88           91
Provision for income taxes............ $ 2,812      $ 2,559


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

    	Management's discussion and analysis of financial information is presented to aid the reader in understanding and evaluating the financial condition and results of operations of Jefferson Bankshares, Inc. The analysis focuses on the Consolidated Financial Statements and their accompanying notes. Highlighted in the discussion are material changes from prior reporting periods and any identifiable trends affecting the Corporation.

    	On January 1, 1995, the Corporation adopted Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan. Information concerning this statement and its effects on the consolidated financial statements is included in Note 1 of the Notes to Consolidated Financial Statements.

Financial Condition

    	Total assets on March 31, 1995 were $1.971 billion compared with $1.946 billion one year earlier. Average total assets in the first quarter of 1995 were $1.915 billion compared with the first quarter 1994 average of $1.901 billion.

    	Following trends in the second half of 1994, loan growth continued to be strong. Loans, net of unearned income, increased 10 percent on March 31, 1995 to $1.136 billion from the year earlier total of $1.037 billion. The March 31, 1995 total also represented a $34 million increase over the year-end 1994 total of $1.102 billion, or a 12 percent annualized rate of growth in the quarter. Loan categories that provided growth in the first quarter of 1995 were the same categories responsible for loan growth in the second half of 1994. Strong gains were recorded in indirect instalment loans, commercial loans, and mortgage loans, particularly adjustable rate mortgage loans. Average loans, net of unearned income, increased 9 percent in the first quarter of 1995 to $1.123 million from $1.027 million in the first quarter of 1994.

    	Loan growth was funded principally from a reduction in the investment securities portfolio. Investment securities decreased 11 percent to $628 million on March 31, 1995 from $708 million one year earlier. At year-end 1994, investment securities totaled $639 million.
In accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, investment securities that are classified as available for sale are reported at fair value. The difference between the fair value and the amortized cost of securities available for sale on March 31, 1995 was an unrealized loss of $1.1 million, net of tax effects, compared with an unrealized gain, net of tax effects, of $1.2 million one year earlier.
At year-end 1994, the difference resulted in an unrealized loss, net of tax effects, of $3.7 million. The change between March 31, 1994 and year-end 1994 reflected a period of rising interest rates and a consequent reduction in the fair value of debt securities. The reduction in the unrealized loss from year-end 1994 to March 31, 1995 reflected some moderation in market interest rates and the investment of funds into securities at current market interest rates. In the first quarter, total investment securities averaged $618 million in 1995, or 13 percent below the first quarter 1994 average of $710 million.

    	On March 31, 1995, federal funds sold and money market investments totaled $30 million compared with $11 million one year earlier. At year-end 1994, the Corporation had no short-term money market investments. In the first quarter of 1995, these investments averaged
$7 million compared with a first quarter 1994 average of $11 million.

    	Total deposits on March 31, 1995 were $1.713 billion, or nearly level with the year earlier total of $1.717 billion. At year-end 1994, deposits totaled $1.689 billion. Deposit growth was hampered by market competition from alternative investment products and from interest rate competition from other financial institutions. Deposit growth recorded from year-end 1994 to March 31, 1995 resulted from a promotional campaign in which special interest rates were offered on certain certificates of deposit. The campaign was successful in retaining existing deposits and attracting new deposits. Average total deposits in the first quarter were $1.665 billion in 1995 and $1.668 billion in 1994.

    	Short-term borrowings totaled $29 million on March 31, 1995 compared with $12 million one year earlier and $16 million at year-end 1994. In the first quarter, short-term borrowings averaged $26 million in 1995 and $19 million in 1994.

Results of Operations

    	Net income in the first quarter of 1995 increased 8 percent to $5.6 million from $5.1 million in the first quarter of 1994. Net income per share in the first quarter increased 9 percent to $.37 in 1995 from $.34 in 1994.

    	Higher net income in the 1995 quarter raised profitability ratios. The return on average assets in the first quarter increased to 1.16 percent in 1995 compared with 1.08 percent in 1994. The return on average shareholders' equity improved in the first quarter to 10.56 percent in 1994 from 10.15 percent in 1994.

    	The increase in first quarter 1995 net income was attributable principally to a 9 percent increase in net interest income. Total interest income in the first quarter of 1995 increased 12 percent to $34.5 million from $31.0 million in the first quarter of 1994. The higher interest income reflected the effects of higher interest rates in the 1995 quarter and a change in the mix of earning assets as growth in loan totals was funded largely through a reduction in investment securities.

    	Interest expense in the first quarter of 1995 rose 17 percent to $12.9 million from $11.1 million in the first quarter of 1994. The increase was attributable principally to higher interest rates and was reflective of both a higher interest rate environment in the 1995 quarter as well as increased competition for deposits.

    	In spite of the larger percentage increase in interest expense as compared with interest income, net interest income increased 9 percent in the first quarter of 1995 to $21.6 million from $19.9 million in the first quarter of 1994. The net interest margin for the quarter improved to 5.05 percent in 1995 compared with 4.65 percent in 1994.

    	The provision for loan losses in the first quarter was $480 thousand in 1995 and $475 thousand in 1994. On March 31, 1995, the allowance for loan losses was $14.0 million, or 1.23 percent of loans, net of unearned income. One year earlier, the allowance was $14.0 million or 1.35 percent of loans, net of unearned income. In the first quarter of 1995, net loan losses amounted to $207 thousand compared with $308 thousand in the 1994 quarter.

    	Non-performing assets decreased 29 percent to $11.8 million on March 31, 1995 from $16.7 million one year ago. The March 31, 1995 total included non-accrual loans of $7.1 million and foreclosed properties of $4.7 million. The March 31, 1994 total included non-accrual loans of $8.5 million and foreclosed properties of $8.2 million. Loans 90 days or more past due at quarter-end in 1995 and 1994 were approximately level at $3.7 million.

    	Non-interest income in the first quarter of 1995 of $4.0 million was 6 percent below the year earlier amount of $4.2 million. The two largest factors in the decrease were investment securities losses of securities available for sale in the 1995 quarter of $103 thousand and a decline of $313 thousand in fees generated from mortgage loan sales. Funds from the investment securities sales were reinvested in other securities at higher rates, which will produce sufficient additional income in the remainder of 1995 to offset the losses incurred. The decrease in income from mortgage loan sales was attributable partially to increased retention of new adjustable rate mortgage loans and to a lesser volume of mortgage loan refinancings.

    	Other categories of non-interest income recorded increases in the first quarter of 1995 compared with the first quarter of 1994. Trust income increased 2 percent in the 1995 quarter to $1.1 million. Deposit account fees were 6 percent higher in the 1995 quarter at $2.2 million. Also, other income rose slightly to $730 thousand in the 1995 quarter.

    	Non-interest expense in the first quarter of 1995 was $16.7 million, or 5 percent above $15.9 million in the first quarter of 1994. Personnel expense, equipment expense, and other expense each increased 6 percent. Occupancy expense decreased 3 percent as the result of lower utilities expense and other miscellaneous occupancy costs. F.D.I.C. assessments were level in the first quarters of 1995 and 1994.

Liquidity

    	A financial institution's liquidity requirements are measured by its need to meet deposit withdrawals, fund loans, maintain reserve requirements, and operate the organization. To meet its liquidity needs, the Corporation maintains cash reserves and has an adequate flow of funds from maturing loans, investment securities, and short-term investments. In addition the Corporation's bank subsidiary has the ability to borrow from the Federal Reserve. The Corporation considers its sources of liquidity to be ample to meet its estimated needs.

Capital Resources

    	On March 31, 1995, shareholders' equity totaled $212 million, or
10.7 percent of total assets. Included in shareholders' equity on March 31, 1995 were unrealized losses, net of the deferred tax effect, of $1.1 million on securities available for sale. In the first quarter of 1995, shareholders' equity averaged $210 million, or 4 percent above the first quarter 1994 average of $202 million. On March 31, 1995, the book value per share of common stock was $13.96, or 5 percent above the year earlier $13.29.


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     Not applicable.

Item 2.  Changes in Securities

     Not applicable.

Item 3.  Defaults upon Senior Securities

     Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

     Not applicable.

Item 5.  Other Information

     On January 24, 1995, the Board of Directors amended and restated the Bylaws of the Corporation. The amendment increased, to the extent permitted by Virginia law, (i) from "fifty days" to "seventy days" the maximum number of days prior to the meeting date within which the Board of Directors can establish the record date for determining shareholders entitled to notice of and to vote at the meeting and
     (ii) from "fifty days" to "sixty days" the maximum number of days prior to the meeting date that written notice may be provided to shareholders. The Board of Directors adopted the amendment to accomodate the Corporation's change to an unaffiliated transfer agent and to ensure that the Corporation would have sufficient time to solicit proxies from shareholders.

Item 6. Exhibits and Reports on Form 8-K

      (a)  Exhibits

           The exhibits listed on the accompanying Index to Exhibits immediately following the signature page are filed as part of, or incorporated by reference into, this report.


      (b)  Reports on Form 8-K

           Jefferson Bankshares, Inc. filed no reports on Form 8-K during the quarter ended March 31, 1995.


     Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            JEFFERSON BANKSHARES, INC.


May 9, 1995                By:  O. Kenton McCartney
                                 President and
                                 Chief Executive Officer

                            and


                            By:  Allen T. Nelson, Jr.
                                 Senior Vice President,
                                 Chief Financial Officer
                                 and Treasurer

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

     (d) Amendment to Article III and Article IV, Section 5, of the Bylaws and the Amended and Restated Bylaws dated
          January 24, 1995, incorporated by reference to Jefferson Bankshares' Annual Report on Form 10-K for 1994.

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

10.  Material Contracts:

     (a) Senior Officers Supplemental Pension Plan, incorporated by reference to Jefferson
          Bankshares' Annual Report on Form 10-K for 1982.

     (b) Split Dollar Life Insurance Plan, incorporated by reference to Jefferson Bankshares' Annual
          Report on Form 10-K for 1984.

     (c)  Executive Severance Agreement dated October 25,
          1993 between Jefferson Bankshares and O. Kenton
          McCartney, incorporated by reference to Jefferson
          Bankshares' Annual Report on Form 10-K for 1993.

     (d)  Executive Severance Agreement dated October 25,
          1993 between Jefferson Bankshares and Robert H. Campbell, Jr., incorporated by reference to Jefferson Bankshares' Annual Report on Form 10-K for 1993.

     (e) Executive Severance Agreement dated December 6, 1993 between Jefferson Bankshares, Inc. and Allen T. Nelson, Jr., incorporated by reference to Jefferson Bankshares' Annual Report on Form 10-K for 1994.

     (f)  Amended and Restated Split Dollar Life Insurance
          Agreement dated October 29, 1993 between Jefferson
          Bankshares and Robert H. Campbell, Jr., incorporated by reference to Jefferson Bankshares' Annual Report on
          Form 10-K for 1993.

     (g)  Amendment dated February 15, 1995, to the
          Amended and Restated Split Dollar Life Insurance
          Agreement dated October 29, 1993 between
          Jefferson Bankshares and Robert H. Campbell, Jr., is filed herewith.

     (h) Amended and Restated Split Dollar Life Insurance Agreement dated October 29, 1993 between Jefferson Bankshares and O. Kenton McCartney, incorporated by reference to Jefferson Bankshares' Annual Report on Form 10-K for 1993.

     (i) Amendment dated as of May 19, 1994, to the Amended and Restated Split Dollar Life Insurance Agreement dated October 29, 1993 between Jefferson Bankshares and O. Kenton McCartney, incorporated by reference to Exhibit 10(p) to Form S-4 of Jefferson Bankshares, File No. 33-53727.

     (j)  Split Dollar Life Insurance Agreement dated
          January 6, 1994 between Jefferson Bankshares, Inc. and
          Allen T. Nelson, Jr., is incorporated by reference to Jefferson Bankshares' Annual Report on Form 10-K for 1994.

27.  Financial Data Schedule