Form 10-Q
period 1995-06-30
JEFFERSON BANKSHARES INC
filed 1995-08-09
CIK 311100

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                    Washington, D. C.  20549


(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


       For the Quarterly Period Ended June 30, 1995


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


As of July 15, 1995, Registrant had 15,171,843 shares of its
$2.50 par value common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Jefferson Bankshares, Inc. and Subsidiaries
Consolidated Balance Sheets
($ in thousands)
                                                                     June 30         Dec. 31
                                                                1995         1994      1994
ASSETS
Cash and due from banks...............................    $   97,200   $   94,772  $  100,809
Federal funds sold and other money market investments.        25,000       47,717          -
Investment securities:
    Available for sale (cost on June 30 of $173,565 in       176,232      151,809     170,815
          1995 and $153,733 in 1994 and $176,493 on
          December 31, 1994)
    Held to maturity (fair value on June 30                  463,094      521,665     467,733
          of $465,665 in 1995 and $519,632 in 1994,
          and $455,080 on December 31, 1994)
Total Investment Securities...........................       639,326      673,474     638,548

Loans.................................................     1,170,375    1,039,080   1,101,636
Less: Unearned income.................................           (91)        (269)       (136)
      Allowance for loan losses.......................       (13,885)     (13,706)    (13,754)
Net loans.............................................     1,156,399    1,025,105   1,087,746

Premises and equipment................................        52,104       50,714      51,185
Other assets..........................................        49,673       46,044      47,662
Total Assets..........................................    $2,019,702   $1,937,826  $1,925,950

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
Demand................................................    $  272,161   $  263,350  $  271,447
Interest-bearing transaction accounts.................       784,397      845,739     831,855
Certificates of deposit $100,000 and over.............        89,339       73,405      72,511
Other time............................................       625,587      527,689     513,059

Total deposits........................................     1,771,484    1,710,183   1,688,872
Federal funds purchased and
  securities sold under repurchase agreements.........        12,257       11,303      16,479
Other liabilities.....................................        18,435       13,404      14,027
Long-term debt........................................            17          471          19
Total liabilities.....................................     1,802,193    1,735,361   1,719,397

Shareholders' Equity:
Preferred stock of $10.00 par value. Authorized
1,000,000 shares; issued none.....................                -            -           -

Common stock of $2.50 par value.  Authorized 32,000,000
    shares; issued and outstanding 15,171,764 shares
    June 30, 1995; and 15,136,938 shares June
    30,1994; and 15,170,250 shares December 31, 1994...       37,929      37,842       37,926
Capital surplus.......................................        47,160      45,007       46,332
Retained earnings.....................................       130,686     120,867      125,986
Unrealized gains (losses) on securities
   available for sale, net............................         1,734      (1,251)      (3,691)
Total shareholders' equity ...........................       217,509     202,465      206,553

Total Liabilities and Shareholders' Equity............    $2,019,702  $1,937,826   $1,925,950
See accompanying notes to consolidated financial statements.

Jefferson Bankshares, Inc. and Subsidiaries
Consolidated Statements of Income
(in thousands except per share data)
                                                Three months ended      Six months ended
                                                     June 30                June 30
                                                 1995        1994       1995          1994
INTEREST INCOME
Interest and fees on loans .................. $26,166      $20,428     $50,748      $39,743
Income on investment securities:
Available for sale...........................   2,849        2,861       5,511        6,221
Held to maturity.............................   7,461        8,339      14,633       16,475
Other interest income........................     332          456         436          596
Total interest income........................  36,808       32,084      71,328       63,035

INTEREST EXPENSE
Interest-bearing transaction accounts........   5,700        5,297      11,487       10,546
Certificates of deposit $100,000 and over....   1,184          696       2,100        1,373
Other time deposits..........................   7,723        5,020      13,609       10,037
Short-term borrowings........................     459           79         790          198
Long-term debt...............................       -           12           1           29
Total interest expense.......................  15,066       11,104      27,987       22,183

NET INTEREST INCOME..........................  21,742       20,980      43,341       40,852

PROVISION FOR LOAN LOSSES....................     480          375         960          850

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES..............................  21,262       20,605      42,381       40,002

NON-INTEREST INCOME
Trust income.................................   1,125        1,100       2,250        2,200
Service charges on deposit accounts..........   2,321        2,206       4,523        4,277
Investment securities gains (losses).........       -        1,164        (103)       1,164
Mortgage loan sales income...................      12          199          42          542
Other income.................................     790          983       1,520        1,703
Total non-interest income....................   4,248        5,652       8,232        9,886

NON-INTEREST EXPENSE
Salaries and employee benefits...............   9,539        9,360      19,277       18,567
Occupancy expense, net.......................   1,242        1,212       2,502        2,514
Equipment expense............................   1,504        1,442       2,993        2,844
F.D.I.C. assessments.........................     943          938       1,880        1,870
Other expense................................   3,402        4,190       6,719        7,288
Total non-interest expense...................  16,630       17,142      33,371       33,083

INCOME BEFORE INCOME TAXES...................   8,880        9,115      17,242       16,805
Provision for income taxes...................   2,979        3,033       5,791        5,592

NET INCOME................................... $ 5,901      $ 6,082     $11,451      $11,213

NET INCOME PER COMMON SHARE.................. $   .39      $   .40     $   .76      $   .74

AVERAGE SHARES OUTSTANDING...................  15,182       15,131      15,176       15,117


See accompanying notes to consolidated financial statements.

Jefferson Bankshares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
($ in thousands)
                                                          Six months ended
                                                              June 30
                                                         1995          1994
Cash flows from operating activities:
Net income.......................................... $ 11,451      $ 11,213
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation and amortization.......................    3,156         3,118
Accretion and amortization..........................    2,103         2,659
Provision for loan losses...........................      960           850
Investment securities (gains)losses, net............      103        (1,164)
Gain on sale of premises and equipment..............      (27)         (161)
Decrease in interest receivable.....................      443           496
Increase in interest payable........................    1,261           268
Decrease(increase) in loans held for resale, net....     (321)        3,341
Other, net..........................................   (1,147)       (1,242)
Total adjustments...................................    6,531         8,165
Net cash provided by
 operating activities...............................   17,982        19,378

Cash flows from investing activities:
Proceeds from maturities of investment securities
  held to maturity.................................    65,713        53,018
Proceeds from calls of investment securities
  held to maturity..................................      125         3,902
Purchases of investment securities held to maturity.. (62,828)      (67,141)
Proceeds from maturities of securities available
  for sale..........................................   27,500        15,450
Proceeds from sales of securities available
  for sale..........................................   11,347        43,213
Purchases of securities available for sale..........  (36,497)       (8,707)
Net increase in loans...............................  (69,326)      (20,616)
Business combination, net of cash...................   31,369        21,130
Proceeds from sales of premises and equipment.......      315           192
Proceeds from sales of foreclosed properties........    1,446         1,325
Purchases of premises and equipment.................   (4,036)       (5,322)
Net cash provided by (used in) investing activities.  (34,872)       36,444

Cash flows from financing activities:
Net increase in deposits............................   48,100         9,236
Net decrease in short-term borrowings...............   (4,222)      (42,795)
Repayment of long-term debt.........................       (2)         (742)
Proceeds from issuance of common stock..............      966         1,190
Payments to acquire common stock....................   (1,121)         (149)
Dividends paid......................................   (5,440)       (4,962)
Net cash provided by (used in) financing activities.   38,281       (38,222)

Net increase in cash
  and cash equivalents..............................   21,391        17,600

Cash and cash equivalents at beginning of period....  100,809       124,889

Cash and cash equivalents at end of period.......... $122,200      $142,489

Supplemental disclosure of cash flow information
Cash payments for:
  Interest.......................................... $ 26,726      $ 21,915
  Income taxes......................................    1,756         5,454
Non-cash investing and financing activities:
  Loan balances transferred to foreclosed properties $    122      $    465
See accompanying notes to consolidated financial statements

Jefferson Bankshares, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
($ in thousands)                                           Six Months Ended
                                                               June 30
                                                            1995        1994
Balance, January 1.......................................$206,553   $196,434
Net income...............................................  11,451     11,213
Cash dividends declared..................................  (5,765)    (4,972)
Change in unrealized gains (losses) on securities
	available for sale...............................   5,425     (1,251)
Issuance of common stock for dividend reinvestment plan..      -       1,190
Issuance of common stock for incentive stock option......     966          -
Acquisition of common stock..............................  (1,121)      (149)
Balance, June 30.. ......................................$217,509   $202,465

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

On January 1, 1995, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS 118. The Statement requires impaired loans to be measured at the present value of expected future cash flows discounted at the loan's effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. Management's evaluation of the adequacy of the allowance is based on a review of the Corporation's historical loss experience, known and inherent risks in the loan portfolio, charge-offs, and the level and trend of interest rates. As a result, the allowance for loan losses is adequate, and no additional provision results from the implementation of Statement 114.

Note 2 -  Allowance for Loan Losses
A summary of transactions in the consolidated allowance for loan losses for the six months ended June 30 follows:
                                                  1995          1994
Balance, January 1............................ $ 13,754     $ 13,864
Provision.....................................      960          850
Recoveries....................................      306          299
Loan losses...................................   (1,135)      (1,307)
Balance, June 30.............. ............... $ 13,885     $ 13,706




Note 3 - Income Taxes
    Income tax expense for the six months ended June 30 is different than the amount computed by applying the statutory corporate federal income tax rate of 35% to income before income taxes.  The reasons for this difference are as follows:
                                          1995         1994
Tax expense at statutory rate......... $ 6,035      $ 5,882
Increase (reduction)in taxes
   resulting from:
Tax exempt interest...................    (388)        (455)
Other, net............................     144          165
Provision for income taxes............ $ 5,791      $ 5,592


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

     On January 1, 1995, the Corporation adopted Statement of Financial Accounting Standard No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS 118. Information concerning this statement and its effects on the Consolidated Financial Statements is included in Note 1 of the Notes to Consolidated Financial Statements.

    	In June 1995, the Corporation completed the acquisition of deposits from two other financial institutions. On June 9, 1995, the Corporation acquired approximately $28 million in deposits from First Union National Bank of Virginia at its Waynesboro office. On June 22, 1995 approximately $7 million in deposits were acquired from a Richmond office of Virginia First Savings Bank. The acquisitions which were not material, were accounted for as purchases, and, accordingly, the accounts and transactions for both acquisitions are included in the Corporation's Consolidated Financial Statements subsequent to the respective acquisition dates.

FINANCIAL CONDITION

     Total assets on June 30, 1995 were $2.020 billion, or 4 percent above the year earlier total of $1.938 billion. At December 31, 1994, total assets were $1.926 billion. Average total assets in the second quarter of 1995 were $1.989 billion, or 3 percent higher than the second quarter 1994 average of $1.937 billion. In the first half, total assets averaged $1.952 billion in 1995 compared with $1.919 billion in 1994.

     Loan growth continued its strong performance in the second quarter of 1995. Loans, net of unearned income increased to $1.170 billion on June 30, 1995, 13 percent above the year earlier total of $1.039 billion. Compared with the 1994 year-end total of $1.102 billion, the loan portfolio has increased $68 million in 1995. The pattern of loan growth showed broad based strength as indirect instalment lending, commercial loans, and mortgage loans each recorded strong increases over prior year and prior quarter totals. Average loans, net of unearned income, increased 12 percent in the second quarter of 1995 to $1.157 billion from $1.035 billion in the second quarter of 1994. In the first half of 1995, loans, net of unearned income, averaged $1.140 billion compared with $1.031 billion in the same period of 1994, an increase of 11 percent.

    	The investment securities portfolio on June 30, 1995 decreased 5 percent to $639 million compared with the year earlier total of $673 million. Securities available for sale increased 16 percent to $176 million on June 30, 1995 from $152 million one year ago. Securities held to maturity decreased 11 percent to $463 million on June 30, 1995 from the year earlier total of $522 million. At year-end 1994 investment securities totaled $639 million, of which $171 million were classified as available for sale and $468 million were designated as held to maturity. In the second quarter, investment securities averaged $646 million in 1995 and $693 million in 1994. Investment securities in the first half of 1995 averaged $632 million compared with $702 million in the 1994 period.

    	In accordance with the Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity
Securities, investment securities that are classified as available for sale are reported at fair value. The difference between the fair value and the amortized cost of securities available for sale on June 30, 1995 was an unrealized gain of $2.7 million, or $1.7 million net of tax effects. At June 30, 1994 securities available for sale had an unrealized loss of $1.9 million, or $1.3 million net of tax effects.
At year-end 1994 the difference resulted in an unrealized loss of $5.7 million, or $3.7 million net of tax effects. The unrealized gains at June 30, 1995 resulted from a decrease in interest rates and the investment of funds into securities at current market interest rates.

    	On June 30, 1995, federal funds sold and other money market investments totaled $25 million compared with the year earlier total of $48 million. At year-end 1994, the Corporation had no short-term money market investments. In the second quarter of 1995, these investments averaged $22 million compared with the second quarter 1994 average of $43 million. In the first half of 1995, short term investments averaged $15 million compared with $27 million in the same period of 1994.

    	Total deposits on June 30, 1995, were $1.771 million, or 4 percent above the year earlier total of $1.710 billion. At year-end 1994, deposits totaled $1.689 billion. Deposit totals on June 30, 1995 included the effects of two acquisitions that occurred in June 1995 that initially added $35 million to deposit totals. Compared with year earlier totals, demand deposits increased 3 percent on June 30, 1995 to $272 million. Interest-bearing transaction accounts, however, decreased 7 percent to $784 million. Other time deposits increased 19 percent to $626 million on June 30, 1995. The increase in other time deposits and a portion of the decrease in interest bearing transaction accounts were attributable to a promotional campaign to attract consumer certificates of deposit. Average total deposits in the second quarter were $1.726 billion in 1995 and $1.708 billion in 1994. In the first half of 1995, total deposits averaged $1.696 billion and $1.688 billion in the same period of 1994.

   	Short-term borrowings totaled $12 million on June 30, 1995 compared with $11 million one year earlier and $16 million at year-end 1994. In the second quarter, short-term borrowings averaged $35 million in 1995 and $13 million in 1994. In the first half, these borrowings averaged $30 million in 1995 and $16 million in 1994.

RESULTS OF OPERATIONS

    	Net income in the second quarter of 1995 was $5.9 million, or $.39 per share. In the second quarter of 1994, net income was $6.1 million, or $.40 per share. Second quarter 1994 net income included $1.2 million in securities gains and $653 in non-recurring expenses. Excluding the effects of these items, second quarter 1994 net income would have been $5.8 million, or $.38 per share.

    	In the first half of 1995, net income was $11.5 million, or $.76 per share. Net income in the first half of 1994 was $11.2 million, or $.74 per share.

    	Profitability ratio comparisons for the second quarter and first half of 1995 and 1994 were influenced by the additional income from the 1994 securities gains, net of non-recurring expenses. In the second quarter of 1995 the return on average assets was 1.19 percent compared with 1.26 percent in the second quarter of 1994. The return on average assets in the first half was 1.17 percent in both 1995 and 1994.

    	The comparisons for return on average equity were additionally influenced by growth of the equity base in 1995. In the second quarter, this ratio was 10.96 percent in 1995 and 11.97 percent in 1994. In the first half, net income produced a return on average shareholders' equity of 10.76 percent in 1995 compared with 11.06 percent 1994.

    	Higher interest income in 1995, which was attributable to loan growth and higher interest rates, was responsible for a 4 percent increase in net interest income in the second quarter of 1995 and a 6 percent increase in the first half of 1995 over the respective periods in 1994. Increases in interest and fees on loans of 28 percent in the second quarter and in the first half of 1995 led to increases of 15 percent and 13 percent in total interest income in the second quarter and first half of 1995, respectively. Interest expense increased at stronger rates of 36 percent in the second quarter and 26 percent in the first half of 1995, thus reflecting competitive pressures.

    	The net interest margin was higher in the second quarter of 1995 at
4.84 percent compared with 4.82 percent in 1994. The effect of higher deposit interest rates became evident, however, in the second quarter of 1995 as the net interest margin declined from its first quarter 1995 peak level of 5.05 percent. In the first half of 1995, the net interest margin was 4.94 percent compared with 4.73 percent in the first half of 1994.

    	The provision for loan losses was $480 thousand in the second quarter and $960 thousand in the first half of 1995. The first half increase of 13 percent over the 1994 amount recognized growth in the loan portfolio. On June 30, 1995, the allowance for loan losses totaled $13.9 million, or 1.19 percent of loans, net of unearned income. One year earlier, the allowance totaled $13.7 million, or 1.32 percent of loans, net of unearned income.

    	Both net loan losses and non-performing assets declined from year earlier levels. Net loan losses in the second quarter of 1995 amounted to $622 thousand, or .21 percent (annualized) of average loans. In the second quarter of 1994, net loan losses totaled $700 thousand, or .27 percent (annualized) of average loans. In the first half of 1995, net loan losses were $829 thousand, or 18 percent less than $1 million in the 1994 period. On an annualized basis, those losses represented .15 percent in 1995 and .20 percent in 1994 of average loans.

    	On June 30, 1995 total nonperforming assets were $10.2 million, or 24 percent less than $13.5 million one year earlier. The 1995 total was composed of $5.8 million in non-accrual loans and $4.4 million in foreclosed properties. In 1994, the total contained $6.3 million in non-accrual loans and $7.2 million in foreclosed properties. In addition, on June 30, loans past due 90 days or more totaled $2.8 million in 1995 and $2.6 million in 1994.

    	Non-interest income in the second quarter of 1995 was $4.2 million compared with $5.7 million in the second quarter of 1994. The comparison of the two quarters was adversely affected by $1.2 million in securities gains recorded in the 1994 quarter, a reduction of $186 thousand in mortgage loans sales income, and a $194 thousand decrease in other income. The decline in income from mortgage sales was attributable to a reduced volume of mortgage lending and to a higher retention rate of mortgages for the Corporation's loan portfolio. The retention rate was raised as higher loan rates shifted emphasis to adjustable rate mortgages from fixed rate. The lower amount of other income in the second quarter of 1995 was largely attributable to a decrease of $181 thousand in gains from miscellaneous asset sales.

    	In the first half of 1995, non-interest income totaled $8.2 million compared with $9.9 million in the first half of 1994. The cause of this decrease is related largely to the same items affecting the second quarter decrease. In the first half of 1995, trust fees were 2 percent higher and deposit account income rose 6 percent over the comparable amounts in the first half of 1994.

     Non-interest expense in the second quarter of 1995 was $16.6 million, or 3 percent below $17.1 million in the second quarter of 1994. Contributing to this decrease were non-recurring expenses totaling $653 thousand related to foreclosed properties and to a merger. Excluding these charges, non-interest expense in the second quarter of 1995 increased less than one percent over the 1994 amount.

     In the first half of 1995, non-interest expense totaled $33.4 million, or less than one percent above $33.1 million in the first half of 1994. Excluding the non-recurring charges noted above, the 1995 increase was approximately 3 percent. Compared with one year ago, personnel expense increased 4 percent and equipment expense rose 5 percent in the first half of 1995. Occupancy expense and F.D.I.C. insurance assessments were nearly level in the first half of 1995 and 1994. Because the Bank Insurance Fund has reached its federally mandated level of 1.25 percent of insured deposits, it is expected that F.D.I.C. insurance assessments will be lowered significantly. The amount and the timing of such a reduction are uncertain. Other non-interest expense decreased 8 percent in the first half of 1995 because of the non-recurring expenses recorded in the second quarter of 1994. Excluding these items, other expense increased only one percent in the first half of 1995.

LIQUIDITY

    	A financial institution's liquidity requirements are measured by its need to meet deposit withdrawals, fund loans, maintain reserve requirements, and operate the organization. To meet its liquidity needs, the Corporation maintains cash reserves and has an adequate flow of funds from maturing loans, investment securities, and short-term investments. In addition the Corporation's bank affiliate has the ability to borrow from the Federal Reserve. The Corporation considers its sources of liquidity to be ample to meet its estimated needs.

CAPITAL RESOURCES

    	On June 30, 1995, shareholders' equity totaled $218 million, or
10.8 percent of total assets.  Included in shareholders' equity on June
30, 1995 were unrealized gains on securities available for sale, net of the deferred tax effect, of $1.7 million. In the second quarter of 1995, shareholders' equity averaged $215 million, or 6 percent above the $203 million average in the second quarter of 1994. In the first half, shareholders' equity averaged $213 million in 1995 and $203 million in 1994. On June 30, 1995, the book value per share of common stock was $14.34, or 7 percent above the year earlier $13.38.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     Not applicable.

Item 2.  Changes in Securities

     Not applicable.

Item 3.  Defaults upon Senior Securities

     Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

     On April 25, 1995, the Corporation held its annual meeting of shareholders, at which time shareholders elected 14 directors to serve until the next annual meeting of shareholders; approved the Corporation's 1995 Long Term Incentive Stock Plan; approved the Corporation's Deferred Compensation and Stock Purchase Plan for Non-Employee Directors; and approved the selection of KPMG Peat Marwick LLP as the Corporation's independent auditors for 1995. The number of votes cast for and the number of votes withheld for each director are set forth below:

                                      For           Withhold Authority

     John T. Casteen, III         12,643,917              295,009
     Hovey S. Dabney              12,686,541              252,385
     Lawrence S. Eagleburger      12,554,001              384,925
     Hunter Faulconer             12,679,018              259,908
     Fred L. Glaize, III          12,679,917              241,009
     Henry H. Harrell             12,696,159              242,767
     Alex J. Kay, Jr.             12,695,613              243,313
     J. A. Kessler, Jr.           12,698,602              240,324
     O. Kenton McCartney          12,699,346              239,580
     W. A. Rinehart, III          12,686,985              251,941
     Gilbert M. Rosenthal         12,698,436              240,490
     Alson H. Smith, Jr.          12,698,951              239,975
     Lee C. Tait                  12,688,306              250,620
     H. A. Williamson, Jr.        12,696,926              242,000

The number of votes cast for and against the approval of the 1995 Long Term Incentive Stock Plan, as well as the number of abstentions in connection with such vote, are set forth below:

     For:  11,296,326    Against:  1,199,864    Abstain:  442,736

The number of votes cast for and against the approval of the Deferred Compensation and Stock Purchase Plan for Non-Employee Directors, as well as the number of abstentions in connection with such vote, are set forth below:

     For:  11,361,065     Against:  951,943     Abstain:  625,918

The number of votes cast for and against KPMG Peat Marwick LLP as independent auditors for 1995, as well as the number of abstentions in connection with such vote, are set forth below:

     For:  12,652,591     Against:  60,378     Abstain:  225,957

Item 5.  Other Information

     Not applicable

Item 6. Exhibits and Reports on Form 8-K

      (a)  Exhibits

      The exhibits listed on the accompanying Index to Exhibits immediately following the signature page are filed as part of, or incorporated by reference into, this report.


      (b)  Reports on Form 8-K

       Jefferson Bankshares, Inc. filed no reports on Form 8-K during the quarter ended June 30, 1995.


     Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            JEFFERSON BANKSHARES, INC.




August 9, 1995                  By:  O. Kenton McCartney
                                     President and
                                     Chief Executive Officer


                            and




                                By:  Allen T. Nelson, Jr.
                                     Senior Vice President,
                                     Chief Financial Officer,
                                     and Treasurer

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

     (d) Amended and Restated Bylaws dated January 24, 1995, incorporated by reference to Jefferson
          Bankshares' Annual Report on Form 10-K for 1994.

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

10.  Material Contracts:

     (a) Senior Officers Supplemental Pension Plan, incorporated by reference to Jefferson
          Bankshares' Annual Report on Form 10-K for 1982.

     (b) Split Dollar Life Insurance Plan, incorporated by reference to Jefferson Bankshares' Annual
          Report on Form 10-K for 1984.

     (c) 1995 Long Term Incentive Stock Plan, incorporated by reference to Exhibt 99(a) to Form S-8 of Jefferson
          Bankshares, File No. 33-60799.

     (d)  Amendment dated June 27, 1995 to 1995 Long Term
          Incentive Stock Plan, is filed herewith.

     (e)  Deferred Compensation and Stock Purchase Plan for
          Non-Employee Directors, incorporated by reference to Exhibit 99(a) to Form S-8 of Jefferson Bankshares, file No. 33-57461.

     (f)  Executive Severance Agreement dated October 25,
          1993 between Jefferson Bankshares and O. Kenton
          McCartney, incorporated by reference to Jefferson
          Bankshares' Annual Report on Form 10-K for 1993.

     (g)  Executive Severance Agreement dated October 25,
          1993 between Jefferson Bankshares and Robert H. Campbell, Jr., incorporated by reference to Jefferson Bankshares' Annual Report on Form 10-K for 1993.

     (h) Executive Severance Agreement dated December 6, 1993 between Jefferson Bankshares, Inc. and Allen T. Nelson, Jr., incorporated by reference to Jefferson Bankshares' Annual Report on Form 10-K for 1994.

     (i)  Amended and Restated Split Dollar Life Insurance
          Agreement dated October 29, 1993 between Jefferson
          Bankshares and Robert H. Campbell, Jr., incorporated by reference to Jefferson Bankshares' Annual Report on
          Form 10-K for 1993.

     (j)  Amendment dated February 15, 1995, to the
          Amended and Restated Split Dollar Life Insurance Agreement dated October 29, 1993 between
          Jefferson Bankshares and Robert H. Campbell, Jr., incorporated by reference to Jefferson Bankshares' report on Form 10-Q for the quarter ended March 31, 1995.

     (k) Amended and Restated Split Dollar Life Insurance Agreement dated October 29, 1993 between Jefferson Bankshares and O. Kenton McCartney, incorporated by reference to Jefferson Bankshares' Annual Report on Form 10-K for 1993.

     (l) Amendment dated as of May 19, 1994, to the Amended and Restated Split Dollar Life Insurance Agreement dated October 29, 1993 between Jefferson Bankshares and O. Kenton McCartney, incorporated by reference to Exhibit 10(p) to Form S-4 of Jefferson Bankshares, File No. 33-53727.

     (m)  Split Dollar Life Insurance Agreement dated
          January 6, 1994 between Jefferson Bankshares, Inc. and
          Allen T. Nelson, Jr., incorporated by reference to Jefferson Bankshares' Annual Report on Form 10-K for 1994.

27.  Financial Data Schedule