Form 10-Q
period 1995-09-30
JEFFERSON BANKSHARES INC
filed 1995-11-13
CIK 311100

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION

                       Washington, D. C.  20549



(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


       For the Quarterly Period Ended September 30, 1995


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

As of October 16, 1995, Registrant had 15,193,810 shares of its $2.50 par value common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Jefferson Bankshares, Inc. and Subsidiaries
Consolidated Balance Sheets
($ in thousands)
                                                                 September 30         Dec. 31
                                                                1995         1994      1994
ASSETS
Cash and due from banks...............................    $   86,195   $   94,832  $  100,809
Federal funds sold and other money market investments.            -           300          -
Investment securities:
    Available for sale(cost on September 30 of               193,609      164,747     170,815
          $191,586 in 1995 and $168,106 in 1994 and
          $176,493 on December 31, 1994)
    Held to maturity(fair value on September 30              481,522      507,652     467,733
          of $483,383 in 1995 and $501,769 in 1994,
          and $455,080 on December 31, 1994)
Total Investment Securities...........................       675,131      672,399     638,548

Loans.................................................     1,190,075    1,069,586   1,101,636
Less: Unearned income.................................           (72)        (154)       (136)
      Allowance for loan losses.......................       (13,992)     (13,678)    (13,754)
Net loans.............................................     1,176,011    1,055,754   1,087,746

Premises and equipment................................        51,862       51,530      51,185
Other assets..........................................        47,035       47,231      47,662
Total Assets..........................................    $2,036,234   $1,922,046  $1,925,950

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
Demand................................................    $  286,360   $  265,676  $  271,447
Interest-bearing transaction accounts.................       799,743      839,343     831,855
Certificates of deposit $100,000 and over.............        89,132       70,307      72,511
Other time............................................       608,353      514,012     513,059

Total deposits........................................     1,783,588    1,689,338   1,688,872
Federal funds purchased and
  securities sold under repurchase agreements.........        15,440       12,657      16,479
Other liabilities.....................................        16,356       14,513      14,027
Long-term debt........................................            16           20          19
Total liabilities.....................................     1,815,400    1,716,528   1,719,397

Shareholders' Equity:
Preferred stock of $10.00 par value. Authorized
1,000,000 shares; issued none.........................            -            -           -

Common stock of $2.50 par value.  Authorized 32,000,000
    shares; issued and outstanding 15,193,554 shares
    September 30, 1995; and 15,202,050 shares September
    30,1994; and 15,170,250 shares December 31, 1994..        37,984      38,005       37,926
Capital surplus.......................................        47,589      45,801       46,332
Retained earnings.....................................       133,946     123,895      125,986
Unrealized gains (losses) on securities
   available for sale.................................         1,315      (2,183)      (3,691)
Total shareholders' equity ...........................       220,834     205,518      206,553

Total Liabilities and Shareholders' Equity............    $2,036,234  $1,922,046   $1,925,950

See accompanying notes to consolidated financial statements.

Jefferson Bankshares, Inc. and Subsidiaries
Consolidated Statements of Income
(in thousands except per share data)
                                                Three months ended      Nine months Ended
                                                   September 30            September 30
                                                 1995        1994       1995          1994
INTEREST INCOME
Interest and fees on loans .................. $26,657     $21,621     $77,405      $61,364
Income on investment securities:
Available for sale...........................   2,908       2,594       8,419        8,815
Held to maturity.............................   7,581       8,164      22,214       24,639
Other interest income........................     190         375         626          971
Total interest income........................  37,336      32,754     108,664       95,789

INTEREST EXPENSE
Interest-bearing transaction accounts........   5,896       5,509      17,383       16,055
Certificates of deposit $100,000 and over....   1,245         710       3,345        2,083
Other time deposits..........................   8,136       4,982      21,745       15,019
Short-term borrowings........................     185         110         975          308
Long-term debt...............................       -           -           1           29
Total interest expense.......................  15,462      11,311      43,449       33,494

NET INTEREST INCOME..........................  21,874      21,443      65,215       62,295

PROVISION FOR LOAN LOSSES....................     480         375       1,440        1,225

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES..............................  21,394      21,068      63,775       61,070

NON-INTEREST INCOME
Trust income.................................   1,125         950       3,375        3,150
Service charges on deposit accounts..........   2,282       2,177       6,805        6,454
Investment securities gains (losses).........       -           2        (103)       1,166
Mortgage loan sales income...................      93          73         135          615
Other income.................................     837         719       2,357        2,422
Total non-interest income....................   4,337       3,921      12,569       13,807

NON-INTEREST EXPENSE
Salaries and employee benefits...............   9,862       9,189      29,139       27,756
Occupancy expense, net.......................   1,295       1,317       3,797        3,831
Equipment expense............................   1,586       1,589       4,579        4,433
F.D.I.C. assessments.........................     (82)        961       1,798        2,831
Other expense................................   3,801       3,429      10,520       10,717
Total non-interest expense...................  16,462      16,485      49,833       49,568

INCOME BEFORE INCOME TAXES...................   9,269       8,504      26,511       25,309
Provision for income taxes...................   3,122       2,892       8,913        8,484

NET INCOME................................... $ 6,147     $ 5,612     $17,598      $16,825

NET INCOME PER COMMON SHARE.................. $  0.40     $  0.37     $  1.16      $  1.11

AVERAGE SHARES OUTSTANDING...................  15,179      15,177      15,177       15,137


See accompanying notes to consolidated financial statements.

Jefferson Bankshares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
($ in thousands)
                                                          Nine months ended
                                                            September 30
                                                         1995          1994
Cash flows from operating activities:
Net income.......................................... $ 17,598      $ 16,825
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation and amortization.......................    4,810         4,442
Accretion and amortization..........................    3,143         3,950
Provision for loan losses...........................    1,440         1,225
Investment securities (gains)losses, net............      103        (1,166)
Gain on sale of premises and equipment..............      (30)         (167)
(Increase) decrease in interest receivable..........   (1,666)          226
Increase in interest payable........................    1,372           106
Decrease (increase) in loans held for resale, net...   (1,456)        5,437
Other, net..........................................    1,006          (451)
Total adjustments...................................    8,722        13,602
Net cash provided by
 operating activities...............................   26,320        30,427

Cash flows from investing activities:
Proceeds from maturities of investment securities
  held to maturity..................................   96,254        90,210
Proceeds from calls of investment securities
  held to maturity..................................      148         4,228
Purchase of investment securities held to maturity.. (112,668)      (96,417)
Proceeds from maturities of securities available
  for sale..........................................   30,500        19,450
Proceeds from sales of securities available
  for sale..........................................   11,347        44,197
Purchase of securities available for sale...........  (57,709)      (23,593)
Net increase in loans...............................  (88,454)      (54,615)
Business combinations, net of cash..................   31,369        21,130
Proceeds from sales of premises and equipment.......      319           198
Proceeds from sales of foreclosed properties........    2,038         2,372
Purchases of premises and equipment.................   (5,252)       (7,649)
Net cash used in investing activities...............  (92,108)         (489)

Cash flows from financing activities:
Net increase (decrease) in deposits.................   60,204       (11,546)
Net decrease in short-term borrowings...............   (1,039)      (41,441)
Repayment of long-term debt.........................       (3)       (1,193)
Proceeds from issuance of common stock..............    1,450         2,147
Payments to acquire common stock....................   (1,121)         (149)
Dividends paid......................................   (8,317)       (7,450)
Net cash provided by (used in) financing activities.   51,174       (59,695)

Net decrease in cash
  and cash equivalents..............................  (14,614)      (29,757)

Cash and cash equivalents at beginning of period....  100,809       124,889

Cash and cash equivalents at end of period.......... $ 86,195      $ 95,132

Supplemental disclosure of cash flow information
Cash payments for:
  Interest.......................................... $ 42,077      $ 33,388
  Income taxes......................................    7,953         7,825
Non-cash investing and financing activities:
  Loan balances transferred to foreclosed properties $    312      $  1,459

See accompanying notes to consolidated financial statements

Jefferson Bankshares, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
($ in thousands)                                           Nine Months Ended
                                                             September 30
                                                            1995        1994
Balance, January 1.......................................$206,553   $196,434
Net income...............................................  17,598     16,825
Cash dividends declared..................................  (8,652)    (7,556)
Change in unrealized gains (losses) on securities
  available for sale.....................................   5,006     (2,183)
Issuance of common stock for dividend reinvestment plan..      -       1,774
Issuance of common stock for incentive stock plan........   1,450         -
Issuance of common stock for stock options...............      -         373
Acquisition of common stock..............................  (1,121)      (149)
Balance, September 30....................................$220,834   $205,518

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

Note 2 -  Allowance for Loan Losses
A summary of transactions in the consolidated allowance for
the nine months ended September 30 follows:
                                                  1995          1994
Balance, January 1............................ $ 13,754     $ 13,864
Provision.....................................    1,440        1,225
Recoveries....................................      594          455
Loan losses...................................   (1,796)      (1,866)
Balance, September 30......................... $ 13,992     $ 13,678


Note 3 - Income Taxes
    Income tax expense for the nine months ended September 30 is different than the amount computed by applying the statutory corporate federal income tax rate of 35% to income before income taxes.  The reasons for this difference are as follows:
                                          1995         1994
Tax expense at statutory rate......... $ 9,279      $ 8,858
Increase (reduction)in taxes
   resulting from:
Tax exempt interest...................    (587)        (705)
Other, net............................     221          331
Provision for income taxes............ $ 8,913      $ 8,484

Item 2  Management's Discussion and Analysis of
        Financial Condition and Results of Operations

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

In June 1995, the Corporation completed the acquisition of deposits from two other financial institutions. On June 9, 1995, the Corporation acquired approximately $28 million in deposits from First Union National Bank of Virginia at its Waynesboro office. On June 22, 1995 approximately $7 million in deposits were acquired from a Richmond office of Virginia First Savings Bank. The acquisitions which were not material, were accounted for as purchases, and, accordingly, the accounts and transactions for both acquisitions are included in the Corporation's Consolidated Financial Statements subsequent to the respective merger dates.

FINANCIAL CONDITION

Total assets on September 30, 1995 were $2.036 billion, or 6 percent above the year earlier total of $1.922 billion. At December 31, 1994, total assets were $1.926 billion. Average total assets in the third quarter of 1995 were $2.026 billion, or 5 percent higher than the third quarter 1994 average of $1.924 billion. After nine months, total assets averaged $1.977 billion in 1995 compared with $1.921 billion in 1994.

Loan totals rose to $1.190 billion on September 30, 1995, or 11 percent above the year earlier total of $1.069 billion. On December 31, 1994, loans, net of unearned income, totaled $1.102 billion. Loan growth in the third quarter of 1995 principally occurred in the same segments of the loan portfolio as in prior periods. Increases were recorded in indirect instalment loans, commercial loans, and mortgage loans. Average loans, net of unearned income, increased 12 percent in the third quarter of 1995 to $1.175 from $1.046 billion in the third quarter of 1994. After nine months, loans, net of unearned income, averaged $1.152 billion in 1995, or 11 percent above $1.036 billion the same period in 1994.

The investment securities portfolio on September 30, 1995 totaled
$675 million, which was slightly above the year earlier total of $672 million. The investment securities available for sale portfolio increased 18 percent to $194 million on September 30, 1995, from the year earlier total of $165 million. Securities held to maturity decreased 5 percent to $481 million from the year earlier total of $507 million.
In the third quarter, investment securities averaged $667 million in 1995 and $675 million in 1994. After nine months, the portfolio averaged $644 million in 1995 and $693 million in 1994.

In accordance with Statement of Financial Accounting Standards No.
115, Accounting for Certain Investments in Debt and Equity Securities, investment securities that are classified as available for sale are reported at fair value. The difference between fair value and the amortized cost of securities available for sale had an unrealized gain of $2.0 million, or $1.3 million net of tax effects. At December 31, 1994, the difference resulted in an unrealized loss of $5.7 million, or $3.7 million, net of tax effects. The unrealized gains at September 30, 1995 resulted from a decline in the level of interest rates and investment of funds into securities at current market rates.

On September 30, 1995 the Corporation was not invested in short-term money market investments. One year earlier the total was $300 thousand.
At December 31, 1994, the Corporation did not own any of these instruments.

Total deposits on September 30, 1995, were $1.784 billion, or 6 percent above the year earlier total of $1.689 billion. At year-end 1994, deposits totaled $1.689 billion. Near the end of the second quarter of 1995, two deposit acquisitions added approximately $35 million to deposit totals. Compared with year earlier totals, demand deposits increased 8 percent to $286 million on September 30, 1995. Interest-bearing accounts, however, decreased 5 percent to $800 million. Certificates of deposit of $100 thousand and over increased 27 percent to $89 million. Other time deposits increased 18 percent to $608 million on September 30, 1995. The increase in other time deposits was partially attributable to a promotional campaign conducted in the first and second quarters of 1995. Average total deposits in the third quarter were $1.773 billion in 1995 and $1.693 billion in 1994. After nine months in 1995, total deposits averaged $1.722 billion compared with $1.690 billion in the same period in 1994.

RESULTS OF OPERATIONS

Net income increased 10 percent in the third quarter of 1995 to $6.1 million from $5.6 million in the third quarter of 1994. Earnings per share rose 8 percent in the third quarter to $.40 in 1995 from $.37 in 1994.

After nine months in 1995, net income totaled $17.6 million, or 5 percent above net income of $16.8 million in the comparable period of 1994. Net income per share also increased 5 percent to $1.16 after nine months in 1995 from $1.11 in the 1994 period.

Net income in the third quarter of 1995 produced a return on average assets of 1.21 percent compared with 1.17 percent in the third quarter of 1994. After nine months this ratio of profitability was 1.19 percent in 1995 compared with 1.17 percent in 1994. In the third quarter of 1995, the return on average shareholders' equity improved to 11.18 percent from 10.91 percent in the same quarter of 1994. After nine months, this ratio was 10.90 percent in 1995 and 11.01 percent in 1994.

Interest income increased 14 percent in the third quarter of 1995 compared with the third quarter of 1994. Interest expense, however, increased 37 percent in the third quarter of 1995. The result was a 2 percent increase in net interest income. Interest income rose 13 percent after nine months of 1995 compared with the same period in 1994. For those respective periods, interest expense increased 30 percent. Thus, net interest income increased 5 percent after nine months in 1995. The differential between the growth in interest income and interest expense reflects the repricing of deposits at higher interest rate levels and increased competition for both loans and deposits.

As the cost of funds increased relative to yield on earning assets, the net interest margin came under pressure. In the third quarter of 1995 the net interest margin was 4.78 percent compared with 4.95 percent in the third quarter of 1994. In the first two quarters of 1995 the net interest margin was 5.05 percent and 4.84 percent, respectively. After nine months, the net interest margin was high at 4.88 percent in 1995 compared with 4.80 percent in 1994.

The provision for loan losses was $480 thousand in the third quarter of 1995 and $1.4 million after nine months in 1995. The amounts in the comparable 1994 periods were $375 thousand and $1.2 million. The 18 percent increase in the provision for the nine month periods was attributable principally to growth in the loan portfolio. On September 30, 1995, the allowance for loan losses totaled $14.0 million, or 1.18 percent of loans, net of unearned income. One year earlier, the allowance totaled $13.7 million, or 1.28 percent of loans, net unearned income.

Both net loan losses and non-performing assets declined from year earlier levels. Net loan losses in the third quarter of 1995 amounted to $373 thousand, or only .13 percent (annualized) of average loans, net of unearned income. In the third quarter of 1994, net loan losses totaled $403 thousand, or .15 percent (annualized) of average loans. After nine months, net loan losses were $1.2 million in 1995, or 15 percent less than $1.4 million in 1994. Net loan losses represented .14 percent (annualized) of average loans after nine months in 1995 compared with .18 percent in the comparable 1994 period.


On September 30, 1995, total nonperforming assets were $11.7 million, or 17 percent below the year earlier total of $14.1 million. The 1995 total was composed of $7.7 million in nonaccrual loans and $4.0 million in foreclosed properties. In 1994, the total contained $7.1 million in nonaccrual loans and $7.0 million in foreclosed properties. Although the September 30, 1995 total was less than the year earlier total, it was above the June 30, 1995 total of $10.2 million. The increase was attributable principally to a single credit. On September 30, 1995, loans 90 days or more past due totaled $3.4 million compared with the year earlier total of $2.9 million.

Non-interest income in the third quarter of 1995 of $4.3 million was 11 percent above $3.9 million recorded in the third quarter of 1994. Contributing to the increase were trust fees, which rose 18 percent, deposit account fees, which increased 5 percent, and other income, which was 16 percent higher in the 1995 quarter. Mortgage loans sales income also rose 27 percent, but represented only a $20 thousand increase.

After nine months, non-interest income totaled $12.6 million, or 9 percent below the year earlier total. This comparison was influenced by $1.2 million in securities gains recorded in the 1994 period. Excluding securities gains and losses, non-interest income after nine months was approximately level with the 1994 amount. Comparing the nine month periods in 1995 and 1994, trust income increased 7 percent, and deposit account fees were 5 percent higher. Other income decreased 3 percent in the 1995 period and income from mortgage loan sales declined significantly from $615 thousand in 1994 to $135 thousand in 1995.

Non-interest expense in the third quarter of 1995 was $16.5 million, which was approximately level with the year earlier amount. Non-interest expense was favorably affected in the third quarter of 1995 by a reduction in the F.D.I.C premium assessment rate to $.04 from $.23 per $100 of insured deposits. Also, a rebate of $1.1 million was recorded in the third quarter of 1995. The result was a net benefit of $82 thousand for these assessments in the third quarter of 1995 compared with an expense of $961 thousand in the third quarter of 1994. The benefit of the premium reduction was absorbed by increases in other expense categories. Comparing the third quarter of 1995 and 1994, personnel expense rose 7 percent and other expense increased 11 percent. Occupancy expense and equipment expense were nearly unchanged in the third quarters of 1995 and 1994.

After nine months in 1995, non-interest expense totaled $49.8 million, or only one half percent above the comparable 1994 amount. Decreases in F.D.I.C. assessments and other expenses were the principal factors for the consistent balance. For the nine month periods of 1995 and 1994, personnel expense increased 5 percent, equipment expense was 3 percent higher, and occupancy expense was approximately level.

Income tax expense increased to $3.1 million in the third quarter of 1995 from $2.9 million in the third quarter of 1994. After nine months, income tax expense totaled $8.9 million in 1995 compared with $8.5 million in 1994. Both increases were attributable principally to higher pre-tax income.

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

CAPITAL RESOURCES

On September 30, 1995, shareholders' equity totaled $221 million, or 10.8 percent of total assets. Included in shareholders' equity on September 30, 1995 were unrealized gains on securities available for sale, net of tax effects, of $1.3 million. In the third quarter of 1995, shareholders' equity averaged $220 million compared with the $206 million average in the third quarter of 1994. After nine months, shareholders' equity averaged $215 million in 1995 and $204 million in 1994. On September 30, 1995, the book value per share of common stock was $14.53, or 7 percent above the year earlier total of $13.54.

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


     (b)   Reports on Form 8-K

     Jefferson filed no reports on Form 8-K during the quarter ended September 30, 1995.





     Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    JEFFERSON BANKSHARES, INC.


November 13, 1995                   By:  O. Kenton McCartney
                                         President and
                                         Chief Financial Officer

                                    and


                                    By:  Allen T. Neslson, Jr.
                                         Chief Financial Officer,
                                         and Treasurer

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

10.  Material Contracts:

     (a) Senior Officers Supplemental Pension Plan, incorporated by reference to Jefferson
          Bankshares' Annual Report on Form 10-K for 1982.

     (b) Split Dollar Life Insurance Plan, incorporated by reference to Jefferson Bankshares' Annual
          Report on Form 10-K for 1984.

     (c) 1995 Long Term Incentive Stock Plan, incorporated by reference to Exhibit 99(a) to Form S-8 of Jefferson
          Bankshares, File No. 33-60799.

     (d)  Amendment dated June 27, 1995 to 1995 Long Term
          Incentive Stock Plan, incorporated by reference to Jefferson Bankshares' report on Form 10-Q for the quarter ended June 30, 1995.

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

     (m)  Split Dollar Life Insurance Agreement dated
          January 6, 1994 between Jefferson Bankshares, Inc. and
          Allen T. Nelson, Jr., incorporated by reference to Jefferson Bankshares' Annual Report on Form 10-K for 1994.

27.  Financial Data Schedule                                           14

99.  First Amendment dated September 26, 1995 to the                   15
     Employee Stock Purchase Plan, is filed herewith.