Form 10-K405
period 1995-12-31
JEFFERSON BANKSHARES INC
filed 1996-03-28
CIK 311100

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-K

                                   (Mark One)

           [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act Of 1934 (Fee Required)

                   For the fiscal year ended December 31, 1995

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

        No securities are registered pursuant to Section 12(b)of the Act.

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, 2.50 Par Value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of January 31, 1996, the aggregate market value, based upon the last sale price for that day, of the voting stock held by nonaffiliates of Jefferson Bankshares, Inc. was $307,973,843.

     As of January 31, 1996, Jefferson Bankshares, Inc. had issued and outstanding 15,172,549 shares of the 32,000,000 authorized shares of its $2.50 par value common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The portions of the Annual Report to Shareholders for the year ended December 31, 1995 referred to in Parts I, II and IV are incorporated by reference into Parts I, II and IV. The portions of the Proxy Statement for the Corporation's Annual Meeting of Shareholders to be held on April 23, 1996 referred to in Part III are incorporated by reference into Part III.

                             PART I

ITEM 1.  BUSINESS

     Jefferson Bankshares is a bank holding company registered under the provisions of the Bank Holding Company Act of 1956, as amended. Jefferson was incorporated under the laws of Virginia on March 22, 1979, and became an active bank holding company on December 31, 1979, through the consolidation of NB Corporation and Southern Bankshares.

     The Corporation owns or controls one subsidiary bank, Jefferson National Bank, Charlottesville, Virginia, and four nonbank subsidiaries.

     Within the last five years Jefferson Bankshares acquired the Peoples Bank of Front Royal with two offices and approximately $60 million in total assets; acquired the People's Bank of Virginia Beach with one office and approximately $14 million in assets, and acquired the Bank of Loudoun with one office and approximately $53 million in total assets; and Jefferson National Bank purchased the deposit liabilities of approximately $24 million and banking offices of Liberty Federal Savings Bank from the Resolution Trust Corporation. In addition, Jefferson Data Services, Inc., which furnished computer services to the bank,
was  merged  into  Jefferson  Bankshares,   and the  computer  operations  were
transferred to Jefferson National Bank.

         In June, 1995, Jefferson National Bank completed its acquisition of deposits associated with the Waynesboro office of First Union National Bank and the downtown Richmond office of Virginia First Savings Bank. Approximately $35 million in deposits accounts were transferred to Jefferson National Bank in these two transactions.

     Jefferson Bankshares regularly seeks reasonable opportunities to expand its asset base and trade area and related business endeavors.

     The  Corporation   provides  advisory  and  technical   assistance  to  its
subsidiaries in the areas of services, operations, audit, planning and budgeting, and corporate activities and administration. Funds are provided to Jefferson Bankshares by dividends and management fees from its subsidiaries and short-term and long-term borrowings from nonaffiliates.

     Jefferson Bankshares, Inc. is regulated by the Board of Governors of the Federal Reserve System and is subject to the requirements of the Bank Holding Company Act of 1956, as amended, and Virginia laws regarding financial institution holding companies administered by the Bureau of Financial Institutions of the State Corporation Commission of Virginia. Jefferson National Bank is subject to supervision by the Office of the Comptroller of the Currency. The bank is affected by various federal and Virginia laws and regulations of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, and the Federal Deposit Insurance Corporation. The various laws and regulations administered by the regulatory agencies affect corporate practices, expansion of business, and provisions of services. Also, monetary and fiscal policies of the United States directly affect bank loans and deposits and thus may affect Jefferson Bankshares' earnings. The future impact of these policies and of the continuing regulatory changes in the financial services industry cannot be predicted.

     On December 31, 1995, Jefferson Bankshares and its affiliates had 1,108 full-time and 125 part-time employees. Management believes that employee relations are good.

     As of September  30, 1995,  Jefferson  Bankshares  had 2.9 percent of total
bank  deposits  in  Virginia.   Six  other  bank  holding   companies  had  bank
subsidiaries in Virginia with more deposits than Jefferson Bankshares.

     The Corporation's bank provides retail and commercial banking and trust services and has 97 locations in Virginia from the City of Virginia Beach in the East to Augusta County in the West and Frederick County in the North. Jefferson National Bank pays competitive rates on deposits and other interest-bearing liabilities, constantly reviews current and potential services, and periodically provides staff training and sales programs. Throughout its trade areas, the bank competes with other financial institutions, including larger bank holding companies, money market mutual funds, and other companies which extend credit.

     Jefferson Properties, Inc., which owns properties used or held for future use, primarily by Jefferson National Bank, derived 91 percent of its income from Jefferson Bankshares and its subsidiaries in 1995. Charter Insurance Managers, Inc. and Grace Insurance Agency, Incorporated, a subsidiary of Jefferson National Bank, are currently inactive. Jefferson Financial, Inc. offers limited financial and investment advisory services.

     Also incorporated herein by reference is the information on pages 10 and 12 of the 1995 Annual Report to Shareholders (the "1995 Annual Report")as to the distribution of the Corporation's assets, liabilities and shareholders' equity and interest rates and interest differential; pages 18 and 19 of the 1995 Annual Report as to the Corporation's investment portfolio; pages 14 through 18 of the 1995 Annual Report as to the Corporation's loan portfolio (including the Corporation's loan loss experience); page 20 of the 1995 Annual Report as to the Corporation's deposits; pages 8 and 9 of the 1995 Annual Report as to the Corporation's return on equity and assets; and page 20 of the 1995 Annual Report as to the Corporation's short-term borrowings.

ITEM 2. PROPERTIES

     Incorporated herein by reference is the discussion of premises and equipment included in Part I, Item 1 hereof and in Note 7 (entitled "Premises and Equipment") to the consolidated financial statements in the 1995 Annual Report.

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

     O. Kenton McCartney, 52, is President and Chief Executive Officer.

     Robert H. Campbell, Jr., 61, is Senior Vice President.

     Allen T. Nelson, Jr., 46, is Senior Vice President, Treasurer and Chief Financial Officer. Mr. Nelson joined the Corporation on December 6, 1993.
Prior to that date,   Mr.  Nelson  was  Senior  Vice  President  and  Controller
of  Dominion Bankshares,  Inc. from February,  1992 until joining the
Corporation.  Prior to February,   1992  he  served  as  Finance   Executive
Officer  with  C&S/Sovran Corporation.

     Walter A. Pace, Jr., 63, is Senior Vice President.

     Donald W. Fulton, Jr., 49, is Vice President-Investor Relations.

     William M. Watson, Jr., 41, is General Counsel and Secretary. Mr. Watson joined the Corporation on May 13, 1991. Prior to that date, he was an attorney with McGuire, Woods, Battle & Boothe.


                               PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
         MATTERS

     Incorporated herein by reference is the information on pages 20 and 21 under the heading "Capital Resources" and in the table captioned "Common Stock Performance and Dividends" on page 22 of the 1995 Annual Report.

ITEM 6.  SELECTED FINANCIAL DATA

     Incorporated herein by reference is the information in the table captioned "Selected Financial Data" on page 8 of the 1995 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Incorporated herein by reference is the information appearing under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 8 through 23 of the 1995 Annual Report, except for the information in the tables captioned "Selected Financial Data," "Summary of Financial Results by Quarter," and "Common Stock Performance and Dividends" on pages 8, 9 and 22, respectively, of the 1995 Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Incorporated herein by reference is the information appearing under the headings "Consolidated Balance Sheets," "Consolidated Statements of Income," "Consolidated Statements of Changes in Shareholders' Equity," "Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements," and "Independent Auditors' Report" on pages 24 through 37 of the 1995 Annual Report.

     Incorporated by reference is the information in the table captioned "Summary of Financial Results by Quarter" on page 9 of the 1995 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None


                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     The information concerning the Corporation's directors is incorporated by reference to the section entitled "Nominations for Directors" on pages 3 through 6 of the Corporation's definitive Proxy Statement for the 1996 Annual Meeting of Shareholders.

     The  information   concerning  the  Corporation's   executive  officers  is
incorporated by reference to Part I hereof entitled "Executive Officers of Jefferson Bankshares."

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to the sections entitled "Compensation of Executive Officers and Directors" on pages 6 through 14 of the Corporation's definitive Proxy Statement for the 1996 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference to the sections entitled "Principal Beneficial Owners" and "Shares Beneficially Owned by Directors and Executive Officers" on pages 2 and 3 of the Corporation's definitive Proxy Statement for the 1996 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to the section entitled "Loans to Officers and Directors" on page 14 of the Corporation's definitive Proxy Statement for the 1996 Annual Meeting of Shareholders.


                               PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

     (A)  THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

          1. Financial Statements. The following Consolidated Financial Statements of Jefferson Bankshares, Inc. and subsidiaries and the Independent Auditors' Report are incorporated by reference to pages 24 through 37 of the 1995 Annual Report:


              Consolidated Balance Sheets at December 31, 1995 and December 31, 1994.

              Consolidated Statements of Income for the years ended December 31, 1995, December 31, 1994 and December 31, 1993.

              Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1995, December 31, 1994, and December 31, 1993.

              Consolidated Statements of Cash Flows for the years ended December 31, 1995, December 31, 1994 and December 31, 1993.

              Notes to Consolidated Financial Statements.

              Independent Auditors' Report.

          2. Exhibits. The exhibits listed on the accompanying Index to Exhibits immediately following the signature page are filed as part of, or incorporated by reference into, this report.


     (B)  REPORTS ON FORM 8-K

          None

     Except for the information referred to in Items 1, 2, 5, 6, 7, 8 and 14(a)(1) hereof, the 1995 Annual Report will not be deemed to be filed pursuant to the Securities Exchange Act of 1934.


                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:  March 28, 1996               JEFFERSON BANKSHARES, INC.



                                    By:  O. Kenton McCartney
                                         President and
                                         Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     DATE                   SIGNATURE                  CAPACITY


March 28, 1996         O. Kenton McCartney         President, Chief
                                                   Executive Officer and
                                                   Director


March 28, 1996         Allen T. Nelson, Jr.        Senior Vice President,
                                                   Treasurer and
                                                   Chief Financial Officer


March 28, 1996         Hovey S. Dabney             Chairman of the Board

March 28, 1996         John T. Casteen, III*       Director

March 28, 1996         Lawrence S. Eagleburger*    Director

March 28, 1996         Hunter Faulconer*           Director

March 28, 1996         Fred L. Glaize, III*        Director

March 28, 1996         Henry H. Harrell*           Director

March 28, 1996         Alex J. Kay, Jr.*           Director

March 28, 1996         J. A. Kessler, Jr.*         Director

March 28, 1996         W. A. Rinehart, III*        Director

March 28, 1996         Gilbert M Rosenthal*        Director

March 28, 1996         Alson H. Smith, Jr.*        Director

March 28, 1996         Lee C. Tait*                Director

March 28, 1996         H. A. Williamson, Jr.*      Director




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

     (d)  Amended and Restated  Bylaws dated  January 24,
          1995, incorporated by reference to Jefferson
          Bankshares' Annual Report on Form 10-K for 1994.

 4. Instruments defining the rights of security holders including indentures:

     (a) Articles of Incorporation, incorporated by reference to Jefferson Bankshares' 1984 Annual
          Report on Form 10-K.

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

10.  Material Contracts:

     (a) Senior Officers Supplemental Pension Plan, incorporated by reference to Jefferson
          Bankshares' 1982 Annual Report on Form 10-K.

     (b) Split Dollar Life Insurance Plan, incorporated by reference to Jefferson Bankshares' Annual
          Report on Form 10-K for 1984.

     (c) 1995 Long Term Incentive Stock Plan, incorporated by reference to Exhibit 99(a) to Form S-8 of Jefferson Bankshares, File No. 33-60799.

     (d)  Amendment  dated  June 27,  1995 to Long Term
          Incentive Stock Plan, incorporated by reference to Jefferson Bankshares' report on Form 10-Q for the quarter ended June 30, 1995.

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

   * (g) Executive Severance Agreement dated October 25, 1993 between Jefferson Bankshares and Robert H. Campbell, Jr., incorporated by reference to Jefferson Bankshares' Annual Report on Form 10-K for 1993.

   * (h)  Executive Severance Agreement dated December 6,
          1993 between Jefferson Bankshares, Inc. and
          Allen T. Nelson, Jr., incorporated by reference to Jefferson Bankshares' Annual Report on Form 10-K for 1994.

   * (i)  Executive Severance Agreement dated October 25,               12
          1993 between Jefferson Bankshares and
          William M. Watson, Jr., is filed herewith.

   * (j) Amended and Restated Split Dollar Life Insurance Agreement dated October 29, 1993 between Jefferson Bankshares and Robert H. Campbell, Jr., incorporated by reference to Jefferson Bankshares' Annual Report on Form 10-K for 1993.

   * (k) Amendment dated February 15, 1995, to the Amended and Restated Split Dollar Life Insurance Agreement dated October 29, 1993 between Jefferson Bankshares and Robert H. Campbell, Jr., incorporated by reference to Jefferson Bankshares' report on Form 10-Q for the quarter ended March 31, 1995.

   * (l) Amended and Restated Split Dollar Life Insurance Agreement dated October 29, 1993 between Jefferson Bankshares and O. Kenton McCartney, incorporated by reference to Jefferson Bankshares' Annual Report on Form 10-K for 1993.

   * (m) Amendment dated as of May 19, 1994, to the Amended and Restated Split Dollar Life Insurance Agreement dated October 29, 1993 between Jefferson Bankshares
          and  O.  Kenton  McCartney,   incorporated  by
          reference to Exhibit 10(p) to Form S-4 of Jefferson Bankshares, File No. 33-53727.

   * (n)  Split Dollar Life Insurance Agreement dated
          January 6, 1995 between Jefferson Bankshares, Inc.
          and Allen T. Nelson, Jr., incorporated by reference to Jefferson Bankshares' Annual Report on Form 10-K for 1994.

   * (o)  Amended and Restated Split Dollar Life Insurance              17
          Agreement dated October 29, 1993 between Jefferson
          Bankshares and William M. Watson, Jr. is filed herewith.

13.  Annual Report to Security Holders, Form 10-Q or                    31
     Quarterly Report to Security Holders

21.  Subsidiaries of the Registrant                                     71

23.  Consents of Experts and Counsel                                    72

     Consent of KPMG Peat Marwick LLP to incorporation by reference of auditors' report into Jefferson
     Bankshares' Registration Statements on Form S-3 and
     Form S-8 is filed herewith.

24.  Power of Attorney                                                  73

27.  Financial Data Schedule                                            85



  * Management contract or compensatory plan or arrangement of the Corporation required to be filed as an exhibit