Form 10-Q
period 1996-03-31
JEFFERSON BANKSHARES INC
filed 1996-05-10
CIK 311100

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                    Washington, D. C.  20549


(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


       For the Quarterly Period Ended March 31, 1996


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


As of April 30, 1996, Registrant has 15,166,508 shares of its
$2.50 par value common stock issued and outstanding.



PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements

Jefferson Bankshares, Inc. and Subsidiaries
Consolidated Balance Sheets
($ in thousands)
                                                                     March 31         Dec. 31
                                                                1996         1995      1995
ASSETS
Cash and due from banks...............................    $   77,037   $   95,455  $   88,028
Federal funds sold and other money market investments.        10,000       30,000      15,000
Investment securities:
    Available for sale (cost on March 31 of $190,459 in      192,891      172,026     188,669
          1996 and $173,692 in 1995 and $184,203 on
          December 31, 1995)
    Held to maturity (fair value on March 31                 447,003      455,895     454,509
          of $449,455 in 1996 and $448,420 in 1995,
          and $459,360 on December 31, 1995)
Total investment securities...........................       639,894      627,921     643,178

Loans.................................................     1,237,432    1,136,194   1,220,493
Less: Unearned income.................................           (57)        (218)        (72)
      Allowance for loan losses.......................       (13,778)     (14,027)    (13,432)
Net loans.............................................     1,223,597    1,121,949   1,206,989

Premises and equipment................................        51,662       50,795      52,310
Other assets..........................................        47,788       44,814      45,683
Total Assets..........................................    $2,049,978   $1,970,934  $2,051,188

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
Demand................................................    $  287,440   $  257,752  $  287,489
Interest-bearing transaction accounts.................       804,767      785,244     806,859
Certificates of deposit $100,000 and over.............        95,870       84,481      93,720
Other time............................................       600,104      585,689     605,131

Total deposits........................................     1,788,181    1,713,166   1,793,199
Federal funds purchased and
  securities sold under repurchase agreements.........        14,658       13,859      16,118
Other short-term borrowings...........................             -       15,000           -
Other liabilities.....................................        19,073       17,063      15,316
Long-term debt........................................             -           18          15
Total Liabilities.....................................     1,821,912    1,759,106   1,824,648

Shareholders' Equity:
Preferred stock of $10.00 par value. Authorized
1,000,000 shares; issued none.....................                -            -           -

Common stock of $2.50 par value.  Authorized 32,000,000
    shares; issued and outstanding 15,166,196 shares
    March 31, 1996; and 15,170,250 shares March
    31,1995; and 15,182,235 shares December 31, 1995..        37,915      37,926       37,956
Capital surplus.......................................        47,697      46,332       47,623
Retained earnings.....................................       140,873     128,653      138,058
Unrealized gains (losses) on securities
   available for sale, net............................         1,581      (1,083)       2,903
Total Shareholders' Equity ...........................       228,066     211,828      226,540

Total Liabilities and Shareholders' Equity............    $2,049,978  $1,970,934   $2,051,188
See accompanying notes to consolidated financial statements.

Jefferson Bankshares, Inc. and Subsidiaries
Consolidated Statements of Income
(in thousands except per share data)
                                                Three months ended
                                                     March 31
                                                 1996        1995
INTEREST INCOME
Interest and fees on loans .................. $27,387      $24,582
Income on investment securities:
  Available for sale.........................   2,854        2,662
  Held to maturity...........................   6,936        7,172
Other interest income........................     159          104
     Total interest income...................  37,336       34,520

INTEREST EXPENSE
Interest-bearing transaction accounts........   5,480        5,787
Certificates of deposit $100,000 and over....   1,206          916
Other time deposits..........................   7,679        5,886
Short-term borrowings........................     170          331
Long-term debt...............................       -            1
     Total interest expense..................  14,535       12,921

NET INTEREST INCOME..........................  22,801       21,599

PROVISION FOR LOAN LOSSES....................     780          480

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES..............................  22,021       21,119

NON-INTEREST INCOME
Trust income.................................   1,059        1,125
Service charges on deposit accounts..........   2,400        2,202
Investment securities gains (losses).........       1         (103)
Mortgage loan sales income...................     160           30
Other income.................................   1,041          730
     Total non-interest income...............   4,661        3,984

NON-INTEREST EXPENSE
Salaries and employee benefits...............  10,280        9,738
Occupancy expense, net.......................   1,367        1,260
Equipment expense............................   1,556        1,489
F.D.I.C. assessments.........................      31          937
Other expense................................   3,505        3,317
     Total non-interest expense..............  16,739       16,741

INCOME BEFORE INCOME TAXES...................   9,943        8,362
Provision for income taxes...................   3,408        2,812

NET INCOME................................... $ 6,535      $ 5,550

NET INCOME PER COMMON SHARE.................. $  0.43      $  0.37

AVERAGE SHARES OUTSTANDING...................  15,173       15,170


See accompanying notes to consolidated financial statements.


Jefferson Bankshares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
($ in thousands)
                                                          Three months ended
                                                              March 31
                                                         1996          1995
Cash flows from operating activities:
Net income.......................................... $  6,535      $  5,550
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation and amortization.......................    1,676         1,638
Accretion and amortization..........................      937         1,116
Provision for loan losses...........................      780           480
Investment securities (gains)losses, net............       (1)          103
Gain on sale of premises and equipment..............       (6)           (3)
(Increase) decrease in interest receivable..........     (476)          728
Increase (decrease) in interest payable.............      (79)          727
(Increase) decrease in loans held for resale, net...   (1,382)          606
Other, net..........................................    1,725         1,430
Total adjustments...................................    3,174         6,825
Net cash provided by
 operating activities...............................    9,709        12,375

Cash flows from investing activities:
Proceeds from maturities of investment securities
  held to maturity..................................   29,742        45,965
Proceeds from calls of investment securities
  held to maturity..................................      131           120
Purchases of investment securities held to maturity.  (23,123)      (35,084)
Proceeds from maturities of securities available
  for sale..........................................    6,200        12,500
Proceeds from sales of securities available
  for sale..........................................      979        11,347
Purchases of securities available for sale..........  (13,615)      (21,428)
Net increase in loans...............................  (16,045)      (35,434)
Proceeds from sales of premises and equipment.......       36            13
Proceeds from sales of foreclosed properties........      578         1,183
Purchases of premises and equipment.................     (859)       (1,031)
Net cash used in investing activities...............  (15,976)      (21,849)

Cash flows from financing activities:
Net increase (decrease) in deposits.................   (5,018)       24,294
Net increase (decrease) in short-term borrowings....   (1,460)       12,380
Repayment of long-term debt.........................      (15)           (1)
Proceeds from issuance of common stock..............       84             -
Acquisition of common stock.........................     (434)            -
Dividends paid......................................   (2,881)       (2,553)
Net cash provided by (used in) financing activities.   (9,724)       34,120

Net increase (decrease) in cash
  and cash equivalents..............................  (15,991)       24,646

Cash and cash equivalents at beginning of period....  103,028       100,809

Cash and cash equivalents at end of period.......... $ 87,037      $125,455

Supplemental disclosure of cash flow information
Cash payments (refund) for:
  Interest.......................................... $ 14,614      $ 12,194
  Income taxes......................................     (397)          127
Non-cash investing and financing activities:
  Loan balances transferred to foreclosed properties $     54      $     63
See accompanying notes to consolidated financial statements

Jefferson Bankshares, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
($ in thousands)                                           Three months ended
                                                               March 31
                                                            1996        1995
Balance, January 1.......................................$226,540   $206,553
Net income...............................................   6,535      5,550
Cash dividends declared..................................  (3,337)    (2,883)
Change in unrealized gains (losses) on securities
 available for sale......................................  (1,322)     2,608
Issuance of common stock under the Deferred Compensation
 and Stock Purchase Plan for Non-Employee Directors......      84          -
Acquisition of common stock .............................    (434)         -
Balance, March 31........................................$228,066   $211,828

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
($ in thousands)

Note 1 - General
The consolidated financial statements conform to generally accepted accounting principles and to general industry practices. The accompanying consolidated financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. All such adjustments are of a normal and recurring nature. The notes included herein should be read in conjunction with the notes to consolidated financial statements included in the Corporation's 1995 Annual Report to shareholders.

Note 2 -  Allowance for Loan Losses
A summary of transactions in the consolidated allowance for loan losses for the three months ended March 31 follows:
                                                  1996          1995
Balance, January 1............................ $ 13,432     $ 13,754
Provision.....................................      780          480
Recoveries....................................      165          104
Loan losses...................................     (599)        (311)
Balance, March 31............................. $ 13,778     $ 14,027

Note 3 - Income Taxes
Income tax expense for the three months ended March 31 is different than the amount computed by applying the statutory corporate federal income tax rate of 35% to income before income taxes.  The reasons for this difference are as follows:
                                          1996         1995
Tax expense at statutory rate......... $ 3,480      $ 2,927
Increase (reduction)in taxes
   resulting from:
Tax exempt interest...................    (161)        (203)
Other, net............................      89           88
Provision for income taxes............ $ 3,408      $ 2,812

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


Financial Condition

    	Total assets on March 31, 1996 were $2.050 billion compared with $1.971 billion one year earlier. Average total assets in the first quarter of 1996 were $2.022 billion compared with the first quarter 1995 average of $1.915 billion.

    	Loans, net of unearned income increased 9 percent on March 31, 1996 to $1.237 billion from the year earlier total of $1.136 billion. The March 31, 1996 total also represented a $17 million increase over the year-end 1995 total of $1.220 billion. Loan growth continued at a strong pace despite the weather conditions that slowed business activity throughout our market territory. Loan categories that provided growth in the first quarter of 1996 were the same categories responsible for loan growth during 1995. Strong gains were recorded in indirect instalment loans, commercial loans, and mortgage loans, particularly adjustable rate mortgage loans. Average loans, net of unearned income, increased 9 percent in the first quarter of 1996 to $1.225 million from $1.123 million in the first quarter of 1995.

    	Investment securities represent the second largest component of earning assets. Investment securities increased 2 percent to $640 million on March 31, 1996 from $628 million one year earlier. At year-end 1995, investment securities totaled $643 million. In the first quarter, total investment securities averaged $632 million in 1996, or 2 percent above the first quarter 1995 average of $618 million.

    	On March 31, 1996, federal funds sold and money market investments totaled $10 million compared with $30 million one year earlier. At year-end 1995, the Corporation had $15 million in short-term money market investments. In the first quarter of 1996, these investments averaged $12 million compared with a first quarter 1995 average of $7 million.

     	Total deposits on March 31, 1996 were $1.788 billion, or 4 percent above the year earlier total of $1.713 billion. At year-end 1995, deposits totaled $1.793 billion. Non interest-bearing deposits increased 11 percent to $287 billion from $258 billion one year ago. Deposit growth was hampered by significant volume of funds moving into mutual funds and other investment vehicles and from interest rate competition from other financial institutions. Average total deposits in the first quarter were $1.761 billion in 1996 and $1.665 billion in 1995.

     	Short-term borrowings totaled $15 million on March 31, 1996 compared with $29 million one year earlier and $16 million at year-end 1995. In the first quarter, short-term borrowings averaged $18 million in 1996 and $26 million in 1995.


Results of Operations

    	Net income in the first quarter of 1996 increased 18 percent to $6.5 million from $5.6 million in the first quarter of 1995. Net income per share in the first quarter increased 16 percent to $.43 in 1996 from $.37 in 1995.

    	Higher net income in the 1996 quarter raised profitability ratios. The return on average assets in the first quarter increased to 1.29 percent in 1996 compared with 1.16 percent in 1995. The return on average shareholders' equity improved in the first quarter to 11.40 percent in 1996 from 10.56 percent in 1995.

    	The increase in first quarter 1996 net income was attributable principally to a 6 percent increase in net interest income. Total interest income in the first quarter of 1996 increased 8 percent to $37.3 million from $34.5 million in the first quarter of 1995. The higher interest income reflected the effects of higher interest rates in the 1996 quarter and the growth in loan totals.

    	Interest expense in the first quarter of 1996 rose 13 percent to $14.5 million from $12.9 million in the first quarter of 1995. The increase was attributable principally to higher interest rates and was reflective of both a higher interest rate environment in the 1996 quarter as well as increased competition for deposits.

    	In spite of the larger percentage increase in interest expense as compared with interest income, net interest income increased 6 percent in the first quarter of 1996 to $22.8 million from $21.6 million in the first quarter of 1995. The net interest margin was 4.95 percent in the first quarter of 1996 compared with 5.05 percent in the 1995 quarter.
At 4.95 percent, however, the net interest margin remained strong and was above the 4.88 percent net interest margin registered both in the fourth quarter of 1995 and for the year 1995.

    	In recognition of the increase in loans and an increase in net loan losses, the provision for loan losses in the first quarter was $780 thousand in 1996 and $480 thousand in 1995. On March 31, 1996, the allowance for loan losses was $13.8 million, or 1.11 percent of loans, net of unearned income. One year earlier, the allowance was $14.0 million or 1.23 percent of loans, net of unearned income. In the first quarter of 1996, net loan losses amounted to $434 thousand compared with $207 thousand in the 1995 quarter.

    	Non-performing assets decreased 21 percent to $9.381 million on March 31, 1996 from $11.797 million one year ago. The March 31, 1996 total included non-accrual loans of $5.898 million, restructured loans of $250 thousand, and foreclosed properties of $3.233 million. The March 31, 1995 total included non-accrual loans of $7.066 million and foreclosed properties of $4.731 million. Loans 90 days or more past due at quarter-end in 1996 and 1995 were $2.413 million and $3.667 million, respectively.

    	Non-interest income in the first quarter of 1996 of $4.7 million was 17 percent above the year earlier amount of $4.0 million. The increase resulted from strong growth in deposit account fees, which were 9 percent higher in the 1996 quarter at $2.4 million. Mortgage loan sales increased to $160 thousand from $30 thousand for the quarter ended March 31, 1996 and 1995, respectively. Other income recorded a 43 percent increase from $730 thousand for the first quarter of 1995 to $1.0 million for the first quarter of 1996. Fees from credit cards and investment services contributed to the increase in other income.

    	Non-interest expense in the first quarter of 1996 of $16.7 million, was approximately level with the prior quarter of 1995. The largest factor affecting this comparison was a reduction in F.D.I.C. assessments of $906 thousand. This decrease in F.D.I.C. assessments contributed to a 17 percent decrease in other expense. Personnel expense increased 6 percent, equipment expense increased 4 percent, and occupancy expense increased 8 percent.

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

CAPITAL RESOURCES

    	On March 31, 1996, shareholders' equity totaled $228 million, or 11 percent of total assets. Included in shareholders' equity on March 31, 1996 were unrealized gains, net of the deferred tax effect, of $1.6 million on securities available for sale. In the first quarter of 1996, shareholders' equity averaged $229 million, or 9 percent above the first quarter 1995 average of $210 million. On March 31, 1996, the book value of a share of common stock was $15.04, or 8 percent above the year earlier $13.96.


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

      (b)  Reports on Form 8-K

       Jefferson Bankshares, Inc. filed no reports on Form 8-K during the quarter ended March 31, 1996.


     Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            JEFFERSON BANKSHARES, INC.




May 10, 1996                 By:  O. Kenton McCartney
                                  President and
                                  Chief Executive Officer


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

     (i) Executive Severance Agreement dated October 25, 1993 between Jefferson Bankshares and William M. Watson, Jr., incorporated by reference to Jefferson Bankshares' Annual Report on Form 10-K for 1995.

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

     (o) Amended and Restated Split Dollar Life Insurance Agreement dated October 29, 1993 between Jefferson Bankshares and William M. Watson, Jr., incorporated by reference to Jefferson Bankshares' Annual Report on Form 10-K for 1995.

27.  Financial Data Schedule                                          12