Form 10-Q/A
period 1996-03-31
JEFFERSON BANKSHARES INC
filed 1996-08-14
CIK 311100

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



    	The Registrant hereby amends the Financial Data Schedule, Exhibit 27, for the quarter ended March 31, 1996. The previously filed Financial Data
Schedule included information on "Problem Loans" that was incorrect. The corrected information is shown in the attached amended Financial Data Schedule.



                              Signatures

	Pursuant to the requirements of the Securiteis Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


Date:  August 14, 1996


                      	Jefferson Bankshares, Inc.



                      	By:  O. Kenton McCartney
                            President and
                            Chief Executive Officer