Form 10-Q
period 1996-06-30
JEFFERSON BANKSHARES INC
filed 1996-08-14
CIK 311100

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                    Washington, D. C.  20549


(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


       For the Quarterly Period Ended June 30, 1996


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


As of July 15, 1996, Registrant had 15,144,836 shares of its
$2.50 par value common stock issued and outstanding.



PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Jefferson Bankshares, Inc. and Subsidiaries
Consolidated Balance Sheets
($ in thousands)
                                                                     June 30         Dec. 31
                                                                1996         1995      1995
ASSETS
Cash and due from banks...............................    $   84,568   $   97,200  $   88,028
Federal funds sold and other money market investments.        15,000       25,000      15,000
Investment securities:
    Available for sale (cost on June 30 of $193,386 in       193,023      176,232     188,669
          1996 and $173,560 in 1995 and $184,203 on
          December 31, 1995)
    Held to maturity (fair value on June 30                  418,678      463,094     454,509
          of $417,171 in 1996 and $465,665 in 1995,
          and $459,360 on December 31, 1995)
Total investment securities...........................       611,701      639,326     643,178

Loans.................................................     1,282,949    1,170,375   1,220,493
Less: Unearned income.................................           (49)         (91)        (72)
      Allowance for loan losses.......................       (14,086)     (13,885)    (13,432)
Net loans.............................................     1,268,814    1,156,399   1,206,989

Premises and equipment................................        50,875       52,104      52,310
Other assets..........................................        49,812       49,673      45,683
Total assets..........................................    $2,080,770   $2,019,702  $2,051,188

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
Demand................................................    $  300,252   $  272,161  $  287,489
Interest-bearing transaction accounts.................       800,706      784,397     806,859
Certificates of deposit $100,000 and over.............        96,108       89,339      93,720
Other time............................................       597,602      625,587     605,131

Total deposits........................................     1,794,668    1,771,484   1,793,199
Federal funds purchased and
  securities sold under repurchase agreements.........        16,517       12,257      16,118
Other short-term borrowings...........................        25,000            -           -
Other liabilities.....................................        15,356       18,435      15,316
Long-term debt........................................             -           17          15
Total liabilities.....................................     1,851,541    1,802,193   1,824,648

Shareholders' Equity:
Preferred stock of $10.00 par value. Authorized
1,000,000 shares; issued none.....................                -            -           -

Common stock of $2.50 par value.  Authorized 32,000,000
    shares; issued and outstanding 15,144,572 shares
    June 30, 1996; and 15,171,764 shares June
    30,1995; and 15,182,235 shares December 31, 1995..        37,861      37,929       37,956
Capital surplus.......................................        48,010      47,160       47,623
Retained earnings.....................................       143,594     130,686      138,058
Unrealized gains (losses) on securities
   available for sale, net............................          (236)      1,734        2,903
Total shareholders' equity ...........................       229,229     217,509      226,540

Total liabilities and shareholders' equity............    $2,080,770  $2,019,702   $2,051,188

See accompanying notes to consolidated financial statements.

Jefferson Bankshares, Inc. and Subsidiaries
Consolidated Statements of Income
(in thousands except per share data)
                                                Three months ended       Six Months Ended
                                                     June 30                  June 30
                                                 1996        1995       1996          1995
INTEREST INCOME
Interest and fees on loans .................. $27,870      $26,166      $55,257     $50,748
Income on investment securities:
Available for sale...........................   3,022        2,849        5,876       5,511
Held to maturity.............................   6,832        7,461       13,768      14,633
Other interest income........................     116          332          275         436
Total interest income........................  37,840       36,808       75,176      71,328

INTEREST EXPENSE
Interest-bearing transaction accounts........   5,479        5,700       10,959      11,487
Certificates of deposit $100,000 and over....   1,198        1,184        2,404       2,100
Other time deposits..........................   7,311        7,723       14,990      13,609
Short-term borrowings........................     392          459          562         790
Long-term debt...............................       -            -            -           1
Total interest expense.......................  14,380       15,066       28,915      27,987

NET INTEREST INCOME..........................  23,460       21,742       46,261      43,341

PROVISION FOR LOAN LOSSES....................     840          480        1,620         960

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES..............................  22,620       21,262       44,641      42,381

NON-INTEREST INCOME
Trust income.................................   1,195        1,125        2,254       2,250
Service charges on deposit accounts..........   2,521        2,321        4,921       4,523
Investment securities gains (losses).........       2            -            3        (103)
Mortgage loan sales income...................     205           12          365          42
Other income.................................   1,016          790        2,057       1,520
Total non-interest income....................   4,939        4,248        9,600       8,232

NON-INTEREST EXPENSE
Salaries and employee benefits...............  10,373        9,539       20,653      19,277
Occupancy expense, net.......................   1,678        1,242        3,045       2,502
Equipment expense............................   1,567        1,504        3,123       2,993
F.D.I.C. assessments.........................      30          943           61       1,880
Other expense................................   3,235        3,402        6,740       6,719
Total non-interest expense...................  16,883       16,630       33,622      33,371

INCOME BEFORE INCOME TAXES...................  10,676        8,880       20,619      17,242
Provision for income taxes...................   3,698        2,979        7,106       5,791

NET INCOME................................... $ 6,978      $ 5,901      $13,513     $11,451

NET INCOME PER COMMON SHARE.................. $   .46      $   .39      $   .89     $   .76

AVERAGE SHARES OUTSTANDING...................  15,163       15,182       15,168      15,176


See accompanying notes to consolidated financial statements.


Jefferson Bankshares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
($ in thousands)
                                                          Six months ended
                                                              June 30
                                                         1996          1995
Cash flows from operating activities:
Net income.......................................... $ 13,513      $ 11,451
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation and amortization.......................    3,714         3,156
Accretion and amortization..........................    1,856         2,103
Provision for loan losses...........................    1,620           960
Investment securities (gains)losses, net............       (3)          103
Gain on sale of premises and equipment..............      (65)          (27)
Decrease in interest receivable..........                  55           443
Increase in interest payable.............                (254)        1,261
(Increase) decrease in loans held for resale, net...      726          (321)
Other, net..........................................   (4,603)       (1,147)
Total adjustments...................................    3,046         6,531
Net cash provided by
 operating activities...............................   16,559        17,982

Cash flows from investing activities:
Proceeds from maturities of investment securities
  held to maturity..................................   65,497        65,713
Proceeds from calls of investment securities
  held to maturity..................................      243           125
Purchases of investment securities held to maturity.  (31,374)      (62,828)
Proceeds from maturities of securities available
  for sale..........................................    6,200        27,500
Proceeds from sales of securities available
  for sale..........................................      979        11,347
Purchases of securities available for sale..........  (16,750)      (36,497)
Net increase in loans...............................  (64,413)      (69,326)
Business combination, net of cash...................        -        31,369
Proceeds from sales of premises and equipment.......      695           315
Proceeds from sales of foreclosed properties........    1,789         1,446
Purchases of premises and equipment.................   (2,511)       (4,036)
Net cash used in investing activities...............  (39,645)      (34,872)

Cash flows from financing activities:
Net increase in deposits............................    1,469        48,100
Net increase (decrease) in short-term borrowings....   25,399        (4,222)
Repayment of long-term debt.........................      (15)           (2)
Proceeds from issuance of common stock..............      461           966
Stock purchases.....................................   (1,480)       (1,121)
Dividends paid......................................   (6,208)       (5,440)
Net cash provided by financing activities...........   19,626        38,281

Net increase (decrease) in cash
  and cash equivalents..............................   (3,460)       21,391

Cash and cash equivalents at beginning of period....  103,028       100,809

Cash and cash equivalents at end of period.......... $ 99,568      $122,200

Supplemental disclosure of cash flow information
Cash payments for:
  Interest.......................................... $ 29,169      $ 26,726
  Income taxes......................................    7,815         1,756
Non-cash investing and financing activities:
  Loan balances transferred to foreclosed properties $    265      $    122
See accompanying notes to consolidated financial statements.

Jefferson Bankshares, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
($ in thousands)                                           Six Months Ended
                                                               June 30
                                                            1996        1995
Balance, January 1...................................    $226,540   $206,553
Net income...........................................      13,513     11,451
Cash dividends declared..............................      (6,666)    (5,765)
Change in unrealized gains (losses) on securities
  available for sale.................................      (3,139)     5,425
Issuance of common stock under the Deferred Compensation
  and Stock Purchase Plan for Non-Employee Directors..        130        433
Issuance of common stock for incentive stock option...        331        533
Acquisition of common stock ..........................     (1,480)    (1,121)
Balance, June 30......................................   $229,229   $217,509

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

Note 2 - Allowance for Loan Losses
A summary of transactions in the consolidated allowance for loan losses for the six months ended June 30 follows:
                                                  1996          1995
Balance, January 1............................ $ 13,432     $ 13,754
Provision.....................................    1,620          960
Recoveries....................................      356          306
Loan losses...................................   (1,322)      (1,135)
Balance, June 30.............................. $ 14,086     $ 13,885


Note 3 - Income Taxes
Income tax expense for the six months ended June 30 is different than the amount computed by applying the statutory corporate federal income tax rate of 35% to income before income taxes.  The reasons for this difference are as follows:
                                          1996         1995
Tax expense at statutory rate......... $ 7,217      $ 6,035
Increase (reduction)in taxes
   resulting from:
Tax exempt interest...................    (311)        (388)
Other, net............................     200          144
Provision for income taxes............ $ 7,106      $ 5,791

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

Financial Condition

    	Total assets on June 30, 1996 were $2.081 billion compared with $2.020 billion one year earlier. At December 31, 1995, total assets were $2.051 billion. Average total assets in the second quarter of 1996 were $2.051 billion compared with the second quarter 1995 average of $1.989 billion. In the first half, total assets averaged $2.037 billion in 1996 compared with $1.952 billion in 1995.

    	Loans, net of unearned income increased 10 percent to $1.283 billion on June 30, 1996 from the year earlier total of $1.170 billion. Compared with the 1995 year-end total of $1.220 billion, the loan portfolio has increased $63 million in 1996. Approximately $46 million of that increase occurred in the second quarter, thus reflecting continued strength in loan demand. Loan categories that provided growth in the second quarter of 1996 were the same categories responsible for loan growth during 1995 and the first quarter of 1996. Strong gains were recorded in indirect instalment loans and commercial loans.
Average loans, net of unearned income, increased 9 percent in the second quarter of 1996 to $1.261 billion from $1.157 billion in the second quarter of 1995. In the first half of 1996, loans, net of unearned income averaged $1.243 billion compared with $1.140 billion in the same period in 1995.

    	Investment securities represent the second largest component of earning assets. Investment securities decreased 4 percent to $612 million on June 30, 1996 from $639 million one year earlier. At year-end 1995, investment securities totaled $643 million. Investment securities were reduced in response to loan demand. In the second quarter, total investment securities averaged $631 million in 1996, or 2 percent below the second quarter 1995 average of $646 million. Investment securities in the first half of 1996 averaged $631 million compared with $632 million in the first half of 1995.

     	On June 30, 1996, federal funds sold and money market investments totaled $15 million compared with $25 million one year earlier. At year-end 1995, the Corporation had $15 million in short-term money market investments. In the second quarter of 1996, these investments averaged $9 million compared with a second quarter 1995 average of $22 million. In the first half of 1996, short term investments averaged $11 million compared with $15 million in the same period of 1995.

    	Total deposits on June 30, 1996 were $1.795 billion compared with the year earlier total of $1.771 billion. At year-end 1995, deposits totaled $1.793 billion. Non interest-bearing deposits increased 10 percent to $300 million from $272 million one year ago. For the same period, interest-bearing deposits were approximately level. Deposit growth was hampered by the continued flow of funds into mutual funds and other investment vehicles and from interest rate competition from other financial institutions. Average total deposits in the second quarter were $1.772 billion in 1996 and $1.726 billion in 1995. In the first half of 1996, total deposits averaged $1.766 billion compared with $1.696 billion in the first half of 1995.

     	Short-term borrowings totaled $42 million on June 30, 1996, compared with $12 million one year earlier and $16 million at year-end 1995. In the second quarter, short-term borrowings averaged $34 million in 1996 and $35 million in 1995. In the first half, short-term borrowings averaged $26 million in 1996 and $30 million in 1995.

Results of Operations

    	Net income in the second quarter of 1996 increased 18 percent to $7.0 million from $5.9 million in the second quarter of 1995. Net income per share also increased 18 percent in the second quarter to $.46 in 1996 from $.39 in 1995.

    	In the first half of 1996, net income rose to a record high of $13.5 million, or 18 percent above $11.5 million in the first half of 1995. Net income per share in the first half of 1996 increased 17 percent to $.89 from $.76 in the first half of 1995.

    	Higher net income in the second quarter and first half of 1996 led to higher profitability ratios. The return on average assets increased to 1.36 percent in the second quarter of 1996 compared with 1.19 percent in the second quarter of 1995. In the first half, this ratio was 1.33 percent in 1996 and 1.17 percent in 1995.

     	The return on average shareholders equity also improved in the second quarter and first half of 1996 compared with the same periods in 1995. In the second quarter this ratio advanced to 12.11 percent in 1996 from 10.96 percent in 1995. In the first half the return on average shareholders equity increased to 11.76 percent in 1996 from
10.76 percent in 1995.

     	The increase in second quarter 1996 net income was attributable to an 8 percent increase in net interest income and a 16 percent increase in non-interest income. Higher first half net income resulted from a 7 percent increase in net interest income and a 17 percent increase in non-interest income. Non-interest expense also was a factor in second quarter and first half earnings comparisons between 1996 and 1995, as it increased only 2 percent in the quarter and less than one percent in the first half.

    	Net interest income increased 8 percent in the second quarter of 1996 on the strength of a 3 percent increase in interest income and a 5 percent decrease in interest expense. Comparing the second quarters of 1996 and 1995, interest rates earned on earning assets and those paid on interest-bearing liabilities both declined. The increase in interest income was attributable to a 4 percent increase in average earning assets and a change in the mix of average earning assets. In the second quarter, the ratio of average loans as a percent of average earning assets was 66 percent in 1996 compared with 63 percent in 1995.

    	In the first half of 1996, net interest income increased 7 percent over the amount recorded in the first half of 1995. Interest income increased 5 percent in the 1996 period and interest expense increased 3 percent. Interest income benefited from a 5 percent increase in average earning assets and an increase in loans as a proportion of earning assets. These factors were partially offset by a 4 basis point decline in the yield on average earning assets to 8.06 percent in the first half of 1996. The increase in interest expense in the first half of 1996 was attributable to a 3 percent increase in average interest-bearing liabilities as the average rate paid on these liabilities remained constant at 3.82 percent.

    	The factors that affected net interest income in the second quarter and first half led to improvements in the net interest margin in both periods in 1996. In the second quarter, the net interest margin was 5.00 percent in 1996 compared with 4.84 percent in 1995. In the first half, the net interest margin was 4.98 percent in 1996 and 4.94 percent in 1995.

    	In recognition of the increase in loans, an increase in net loan losses, and industry trends in credit quality measures, the provision for loan losses was raised in 1996. In the second quarter, the provision for loan losses was $840 thousand in 1996 compared with $480 thousand in 1995. In the first half, the provision was $1.6 million in 1996 and $1.0 million in 1995.

    	On June 30, 1996, the allowance for loan losses was $14.1 million, or 1.10 percent of loans, net of unearned income. One year earlier, the allowance was $13.9 million, or 1.19 percent of loans, net of unearned income. In the second quarter of 1996, net loan losses were $532 thousand, or .17 percent of average loans. In the second quarter of 1995, net loan losses were $622 thousand, or .21 percent of average loans. After six months net loan losses were $966 thousand in 1996 and $829 thousand in 1995. Those amounts represented .16 percent and .15 percent of average loans in the first half of 1996 and 1995, respectively.

    	Non-interest income increased 16 percent in the second quarter and 17 percent in the first half of 1996 over amounts recorded in the comparable periods in 1995. The leading factors in the second quarter and first half increases were deposit account fees, mortgage loan sales income, and other income. Deposit account fees increased 9 percent in both the second quarter and first half of 1996 compared with the like periods in 1995. Higher revenues from return check charges were principally responsible for these increases. Income from selling mortgage loans in the secondary market rose significantly as the result of an increase in the volume of originations of fixed rate mortgages. Higher interest rates near the end of the second quarter may shift future mortgage loan volume towards adjustable rate mortgages. Such loans are generally held in the loan portfolio and, therefore, would not be sold in the secondary market. Other income benefited from higher credit card fees and revenues from the sale of investment products. In the first half of 1996, credit card fees were 41 percent, or $103 thousand, higher than in the comparable 1995 period. The sale of investment products added $345 thousand to first half 1996 non-interest income.

    	Non-interest expense increased 2 percent in the second quarter and less than one percent in the first half of 1996 over amounts recorded in the comparable 1995 periods. The largest factor affecting these comparisons was F.D.I.C. insurance assessments, which decreased $913 thousand in the second quarter and $1.819 million in the first half of 1996 compared with the respective periods in 1995. Two non-recurring items also were recorded in the second quarter of 1996 in non-interest expense. A writedown of certain real estate raised occupancy expense
$438 thousand in the second quarter of 1996. The writedown was recorded in accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of, which the corporation adopted in the first quarter of 1996. The writedown recognized the permanent impairment in value of a building used in the Corporations banking operations. A recovery from the sale of a foreclosed property in the second quarter of 1996 lowered other expense $448 thousand. The net effect of these two non-recurring items was not significant to total non-interest expense in the second quarter of 1996.

LIQUIDITY

    	A financial institution's liquidity requirements are measured by its need to meet deposit withdrawals, fund loans, maintain reserve requirements, and operate the organization. To meet its liquidity needs, the Corporation maintains cash reserves and has an adequate flow of funds from maturing loans, investment securities, and short-term investments. In addition the Corporation's bank affiliate has the ability to borrow from the Federal Reserve and from the Federal Home Loan Bank. The Corporation considers its sources of liquidity to be ample to meet its needs.

CAPITAL RESOURCES

     	On June 30, 1996, shareholders' equity totaled $229 million, or 11 percent of total assets. Included in shareholders' equity on June 30, 1996 were unrealized losses, net of the deferred tax effect, of $236 thousand on securities available for sale. In the first half of 1996, shareholders' equity averaged $230 million, or 8 percent above the first half 1995 average of $213 million. On June 30, 1996, the book value of a share of common stock was $15.14, or 6 percent above the year earlier $14.34.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     Not applicable.

Item 2.  Changes in Securities

     Not applicable.

Item 3.  Defaults upon Senior Securities

     Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

     On April 23, 1996, the Corporation held its annual meeting of shareholders, at which time shareholders elected 13 directors to serve until the next annual meeting of shareholders, and approved the selection of KPMG Peat Marwick LLP as the Corporation's independent auditors for 1996. The number of votes cast for and the number of votes withheld for each director are set forth below:

                                      For           Withhold Authority

     John T. Casteen, III         12,444,968              354,946
     Hovey S. Dabney              12,485,729              314,185
     Lawrence S. Eagleburger      12,250,964              548,950
     Hunter Faulconer             12,477,967              321,947
     Fred L. Glaize, III          12,492,334              307,580
     Henry H. Harrell             12,486,552              313,362
     Alex J. Kay, Jr.             12,486,052              313,862
     J. A. Kessler, Jr.           12,489,296              310,618
     O. Kenton McCartney          12,492,666              307,248
     W. A. Rinehart, III          12,483,211              316,703
     Gilbert M. Rosenthal         12,490,629              309,285
     Alson H. Smith, Jr.          12,486,491              313,423
     H. A. Williamson, Jr.        12,492,832              307,082

The number of votes cast for and against KPMG Peat Marwick LLP as independent auditors for 1996, as well as the number of abstentions in connection with such vote, are set forth below:

     For:  12,622,261     Against:  65,458     Abstain:  112,195

Item 5.  Other Information

     Not applicable

Item 6. Exhibits and Reports on Form 8-K

      (a)  Exhibits

      The exhibits listed on the accompanying Index to Exhibits immediately following the signature page are filed as part of, or incorporated by reference into, this report.


      (b)  Reports on Form 8-K

       Jefferson Bankshares, Inc. filed no reports on Form 8-K during the quarter ended June 30, 1996.


     Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            JEFFERSON BANKSHARES, INC.




August 14, 1996                  By:  O. Kenton McCartney
                                      President and
                                      Chief Executive Officer


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


27.  Financial Data Schedule                           13