Form 10-Q
period 1996-09-30
JEFFERSON BANKSHARES INC
filed 1996-11-13
CIK 311100

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION

                       Washington, D. C.  20549



(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


       For the Quarterly Period Ended September 30, 1996


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

As of October 15, 1996, Registrant had 15,148,158 shares of its $2.50 par value common stock issued and outstanding.



PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Jefferson Bankshares, Inc. and Subsidiaries
Consolidated Balance Sheets
($ in thousands)
                                                                 September 30         Dec. 31
                                                                1996         1995      1995
ASSETS
Cash and due from banks...............................    $   87,733   $   86,195  $   88,028
Federal funds sold and other money market investments.            -             -      15,000
Investment securities:
    Available for sale (cost on September 30 of
          in 1996 and $191,586 in 1995 and
          $184,203 on December 31, 1995)                     193,705      193,609     188,669
    Held to maturity (fair value on September 30
          of $403,878 in 1996 and $483,383 in 1995,
          and $459,360 on December 31, 1995)                 404,410      481,522     454,509
Total Investment Securities...........................       598,115      675,131     643,178

Loans.................................................     1,337,877    1,190,075   1,220,493
Less: Unearned income.................................           (57)         (72)        (72)
      Allowance for loan losses.......................       (14,564)     (13,992)    (13,432)
Net loans.............................................     1,323,256    1,176,011   1,206,989

Premises and equipment................................        52,622       51,862      52,310
Other assets..........................................        46,419       47,035      45,683
Total Assets..........................................    $2,108,145   $2,036,234  $2,051,188

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
Demand................................................    $  312,172   $  286,360  $  287,489
Interest-bearing transaction accounts.................       808,752      799,743     806,859
Certificates of deposit $100,000 and over.............        98,062       89,132      93,720
Other time............................................       609,024      608,353     605,131

Total Deposits........................................     1,828,010    1,783,588   1,793,199
Federal funds purchased and
  securities sold under repurchase agreements.........        29,763       15,440      16,118
Other liabilities.....................................        16,833       16,356      15,316
Long-term debt........................................             -           16          15
Total liabilities.....................................     1,874,606    1,815,400   1,824,648

Shareholders' Equity:
Preferred stock of $10.00 par value. Authorized
1,000,000 shares; issued none.........................            -            -           -

Common stock of $2.50 par value.  Authorized 32,000,000
    shares; issued and outstanding 15,147,207 shares
    September 30, 1996; 15,193,554 shares September
    30,1995; and 15,182,235 shares December 31, 1995..        37,868      37,984       37,956
Capital surplus.......................................        48,066      47,589       47,623
Retained earnings.....................................       147,503     133,946      138,058
Unrealized gains on securities
   available for sale.................................           102       1,315        2,903
Total Shareholders' Equity ...........................       233,539     220,834      226,540

Total Liabilities and Shareholders' Equity............    $2,108,145  $2,036,234   $2,051,188

See accompanying notes to consolidated financial statements.

Jefferson Bankshares, Inc. and Subsidiaries
Consolidated Statements of Income
(in thousands except per share data)
                                                Three months ended      Nine months ended
                                                   September 30            September 30
                                                 1996        1995       1996          1995
INTEREST INCOME
Interest and fees on loans .................. $29,120     $26,657     $84,377      $77,405
Income on investment securities:
Available for sale...........................   3,024       2,908       8,900        8,419
Held to maturity.............................   6,320       7,581      20,088       22,214
Other interest income........................     170         190         445          626
Total interest income........................  38,634      37,336     113,810      108,664

INTEREST EXPENSE
Interest-bearing transaction accounts........   5,679       5,896      16,638       17,383
Certificates of deposit $100,000 and over....   1,235       1,245       3,639        3,345
Other time deposits..........................   7,436       8,136      22,426       21,745
Short-term borrowings........................     305         185         867          975
Long-term debt...............................       -           -           -            1
Total interest expense.......................  14,655      15,462      43,570       43,449

NET INTEREST INCOME..........................  23,979      21,874      70,240       65,215

PROVISION FOR LOAN LOSSES....................     900         480       2,520        1,440

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES..............................  23,079      21,394      67,720       63,775

NON-INTEREST INCOME
Trust income.................................   1,227       1,125       3,481        3,375
Service charges on deposit accounts..........   2,499       2,282       7,420        6,805
Investment securities gains (losses).........       -           -           3         (103)
Mortgage loan sales income...................     135          93         500          135
Other income.................................   1,014         837       3,071        2,357
Total non-interest income....................   4,875       4,337      14,475       12,569

NON-INTEREST EXPENSE
Salaries and employee benefits...............  10,144       9,862      30,797       29,139
Occupancy expense, net.......................   1,292       1,295       4,337        3,797
Equipment expense............................   1,604       1,586       4,727        4,579
Other expense................................   3,824       3,719      10,625       12,318
Total non-interest expense...................  16,864      16,462      50,486       49,833

INCOME BEFORE INCOME TAXES...................  11,090       9,269      31,709       26,511
PROVISION FOR INCOME TAXES...................   3,848       3,122      10,954        8,913

NET INCOME................................... $ 7,242     $ 6,147     $20,755      $17,598

NET INCOME PER COMMON SHARE.................. $   .48     $   .40     $  1.37      $  1.16

AVERAGE SHARES OUTSTANDING...................  15,146      15,179      15,161       15,177


See accompanying notes to consolidated financial statements.



Jefferson Bankshares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
($ in thousands)
                                                          Nine months ended
                                                            September 30
                                                         1996          1995
Cash flows from operating activities:
Net income.......................................... $ 20,755      $ 17,598
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation and amortization.......................    5,322         4,810
Accretion and amortization..........................    2,782         3,143
Provision for loan losses...........................    2,520         1,440
Investment securities (gains)losses, net............       (3)          103
Gain on sale of premises and equipment..............      (65)          (30)
Decrease (increase) in interest receivable..........    1,169        (1,666)
Increase (decrease) in interest payable.............      (87)        1,372
Decrease (increase) in loans held for resale, net...      496        (1,456)
Other, net..........................................   (1,478)        1,006
Total adjustments...................................   10,656         8,722
Net cash provided by
 operating activities...............................   31,411        26,320

Cash flows from investing activities:
Proceeds from maturities of investment securities
  held to maturity..................................  100,712        96,254
Proceeds from calls of investment securities
  held to maturity..................................      385           148
Purchase of investment securities held to maturity..  (53,177)     (112,668)
Proceeds from maturities of securities available
  for sale..........................................   13,700        30,500
Proceeds from sales of securities available
  for sale..........................................      979        11,347
Purchase of securities available for sale...........  (24,624)      (57,709)
Net increase in loans............................... (119,533)      (88,454)
Business combinations, net of cash..................        -        31,369
Proceeds from sales of premises and equipment.......      793           319
Proceeds from sales of foreclosed properties........    1,874         2,038
Purchases of premises and equipment.................   (5,765)       (5,252)
Net cash used in investing activities...............  (84,656)      (92,108)

Cash flows from financing activities:
Net increase in deposits............................   34,811        60,204
Net increase (decrease) in short-term borrowings....   13,645        (1,039)
Repayment of long-term debt.........................      (15)           (3)
Proceeds from issuance of common stock..............      524         1,450
Payments to acquire common stock....................   (1,480)       (1,121)
Dividends paid......................................   (9,535)       (8,317)
Net cash provided by financing activities...........   37,950        51,174

Net decrease in cash
  and cash equivalents..............................  (15,295)      (14,614)

Cash and cash equivalents at beginning of period....  103,028       100,809

Cash and cash equivalents at end of period.......... $ 87,733      $ 86,195

Supplemental disclosure of cash flow information
Cash payments for:
  Interest.......................................... $ 43,657      $ 42,077
  Income taxes......................................    7,815         7,953
Non-cash investing and financing activities:
  Loan balances transferred to foreclosed properties $    265      $    312

See accompanying notes to consolidated financial statements

Jefferson Bankshares, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
($ in thousands)                                           Nine months ended
                                                             September 30
                                                            1996        1995
Balance, January 1.......................................$226,540   $206,553
Net income...............................................  20,755     17,598
Cash dividends declared..................................  (9,999)    (8,652)
Change in unrealized gains (losses) on securities
  available for sale.....................................  (2,801)     5,006
Issuance of common stock for dividend reinvestment plan..      20        149
Issuance of common stock for incentive stock plan........     331        385
Issuance of common stock for deferred directors' stock plan   173        916
Acquisition of common stock..............................  (1,480)    (1,121)
Balance, September 30....................................$233,539   $220,834

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

Note 2 -  Allowance for Loan Losses
     A summary of transactions in the consolidated allowance for loan losses the nine months ended September 30 follows:
                                                  1996          1995
Balance, January 1............................ $ 13,432     $ 13,754
Provision for loan losses.....................    2,520        1,440
Recoveries....................................      553          594
Loan losses...................................   (1,941)      (1,796)
Balance, September 30......................... $ 14,564     $ 13,992

Note 3 - Income Taxes
    Income tax expense for the nine months ended September 30 is different than the amount computed by applying the statutory corporate federal income tax rate of 35% to income before income taxes.  The reasons for this difference are as follows:
                                          1996         1995
Tax expense at statutory rate......... $11,098      $ 9,279
Increase (reduction) in taxes
   resulting from:
Tax exempt interest...................    (436)        (587)
Other, net............................     292          221
Provision for income taxes............ $10,954      $ 8,913


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

FINANCIAL CONDITION

     Total assets on September 30, 1996 were $2.108 billion compared with $2.036 billion one year earlier. At December 31, 1995, total assets were $2.051 billion. Average total assets in the third quarter of 1996 were $2.071 billion compared with the third quarter 1995 average of $2.026 billion. After nine months, total assets averaged $2.048 billion in 1996 compared with $1.977 billion in 1995.

     Loans, net of unearned income increased 12 percent to $1.338 billion on September 30, 1996 from the year earlier total of $1.190 billion. The September 30, 1996 total represented a $117 million increase over the year-end 1995 total of $1.220 billion and a $55 million increase over the June 30, 1996 total of $1.283 billion. Indirect instalment loans, which are acquired from automobile dealers and through other referral sources, led the third quarter 1996 loan growth. This segment of the loan portfolio increased $23 million at September 30, 1996 compared with the total on June 30, 1996. Commercial, construction and mortgage loans also increased strongly in the third quarter of 1996.

     On an average basis, the loan portfolio increased 11 percent in the third quarter to $1.306 billion in 1996 compared with $1.175 billion in 1995. Average loans after nine months in 1996 increased 10 percent over comparable 1995 averages to $1.264 billion from $1.152 billion.

     The investment securities portfolio on September 30, 1996 totaled
$598 million, which represented an 11 percent decrease compared with the year earlier total of $675 million. At year-end 1995, investment securities totaled $643 million. Investment securities were reduced to accommodate loan growth. In the third quarter, total investment securities averaged $597 million in 1996, or 10 percent below the third quarter 1995 average of $667 million. After nine months, the portfolio averaged $619 million in 1996 and $644 million in 1995.

     In accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, investment securities that are classified as available for sale are reported at fair value. The difference between fair value and amortized cost of securities available for sale at September 30, was a gain of $157 thousand in 1996 and $2.0 million in 1995. The reduction in the unrealized gain was attributable to higher interest rates.

     The Corporation was not invested in federal funds sold or other short-term money market investments at September 30 in 1996 or 1995. At year-end 1995, such investments totaled $15 million. In the third quarter of 1996 and 1995 money market investments averaged $13 million. After nine months, these investments averaged $11 million in 1996 and $14 million in 1995.

     Total deposits on September 30, 1996 were $1.828 billion, or 3 percent above the year earlier total of $1.784 billion. At year-end
1995, total deposits were $1.793 billion. Non interest-bearing deposits increased 9 percent to $312 million on September 30, 1996 from $286 million one year ago. For the same period, interest-bearing deposits increased to $1.516 billion from $1.497 billion. Deposit growth in 1996 was hampered by the continued strong flow of funds into mutual funds and other investment vehicles. Average total deposits in the third quarter were $1.797 billion in 1996 and $1.773 billion in 1995. After nine months in 1996, total deposits averaged $1.777 billion compared with $1.722 billion in the same period in 1995.

     Short-term borrowings totaled $30 million on September 30, 1996 compared with $15 million one year earlier. At year-end 1995, these borrowings totaled $16 million. In the third quarter, short-term borrowings averaged $26 million in 1996 and $17 million in 1995. After nine months, these borrowings averaged $26 million in both 1996 and 1995.

RESULTS OF OPERATIONS

     Net income increased 18 percent in the third quarter of 1996 to $7.2 million from $6.1 million in the third quarter of 1995. Net income per share rose 20 percent in the third quarter to $.48 in 1996 from $.40 in 1995.

     After nine months in 1996, net income totaled $20.8 million, or 18 percent above $17.6 million in the comparable period of 1995. Net income per share also increased 18 percent to $1.37 after nine months in 1996 from $1.16 in the 1995 period.

     Net income in the third quarter of 1996 produced a return on average assets of 1.40 percent compared with 1.21 percent in the third quarter of 1995. After nine months, this ratio of profitability was 1.35 percent in 1996 compared with 1.19 percent in 1995. In the third quarter of 1996, the return on average shareholders' equity advanced to 12.44 percent from
11.18 percent in the same quarter of 1995. After nine months, this ratio improved to 11.99 percent in 1996 from 10.90 percent in 1995.

     Higher net interest income was a leading factor in the increase in net income and the higher profitability ratios in both the third quarter and nine month comparisons between 1996 and 1995. In the third quarter of 1996, interest income increased 4 percent to $38.6 million, and interest expense decreased 5 percent to $14.7 million. Interest income increased as the result of loan growth and the consequent higher proportion of earning assets held in the loan portfolio. Interest expense decreased as the result of lower interest rates in the third quarter of 1996 compared with the third quarter of 1995. The result was a 10 percent increase in net interest income in the third quarter of 1996. The increase in net interest income was reflected in the net interest margin, which improved to
5.05 percent in the third quarter of 1996 compared with 4.78 percent in the third quarter of 1995.

     After nine months, net interest income was 8 percent higher in 1996 at $70.2 million compared with $65.2 million in 1995. The factors affecting the nine month comparison were similar to those influencing the third quarter comparison. Interest income was 5 percent higher after nine months in 1996 at $113.8 million compared with $108.7 million in the same period in 1995. Interest expense, however, was nearly flat in the nine month comparison between 1996 and 1995. The higher net interest income after nine months in 1996 produced a net interest margin of 5.00 percent compared with 4.88 percent in the same period in 1995.

     The provision for loan losses was increased significantly in both third quarter and nine month period in 1996 principally as the result of loan growth and to a lesser extent because of marginally higher loan losses and industry trends in credit quality measures. In the third quarter of 1996, the provision for loan losses was increased to $900 thousand from $480 thousand in the third quarter of 1995. After nine months the provision for loan losses totaled $2.5 million in 1996 compared with $1.4 million in 1995. On September 30, 1996, the allowance for loan losses totaled $14.6 million or 1.09 percent of loans, net of unearned income.
One year earlier, the allowance totaled $14.0 million, or 1.18 percent of loans, net of unearned income.

     Although net loan losses were higher in 1996 comparisons, the amounts relative to the size of the loan portfolio were nearly constant and remained at low levels compared with industry averages. In the third quarter, net loan losses were $422 thousand in 1996 and $373 thousand in 1995. In both quarters, the amount of net losses represented .13 percent of average loans net of unearned income. After nine months, net loan losses amounted to $1.4 million in 1996 and $1.2 million in 1995. Those amounts represented .15 percent and .14 percent, respectively, of average loans, net of unearned income.

     In addition, non-performing assets continued to decrease in the third quarter of 1996. Non-performing assets totaled $7.6 million at September 30, 1996, or 36 percent below the year earlier total of $11.7 million. The September 30, 1996 total also represented a decrease from the June 30, 1996 total of $8.7 million. Loans 90 days or more past due decreased to $2.6 million on September 30, 1996 compared with the year earlier $3.4 million.

     Strong increases in non-interest income in the third quarter and nine month period in 1996 also contributed to the increases in net income in those periods. In the third quarter, non-interest income increased 12 percent, and after nine months it rose 15 percent in 1996 compared with the respective periods in 1995. Trust income increased 9 percent in the third quarter, but only 3 percent after nine months in 1996. Deposit account fees were 10 percent higher in the third quarter and 9 percent higher after nine months compared with the same periods in 1995. Higher return check charges were principally responsible for these increases. Income from selling mortgage loans in the secondary market rose significantly both in the third quarter and nine month period in 1996 as the result of an increase in the volume of loan originations. The
$135 thousand recorded in the third quarter of 1996, however, was below the $205 thousand recorded in the second quarter of 1996. As expected, an upward movement in mortgage loan rates led borrowers to favor adjustable rate mortgages, which were held in the loan portfolio rather than sold in the secondary market. Other income rose 21 percent in the third quarter and 30 percent after nine months in 1996 compared with the same periods in 1995. Other income benefited from increases in credit card fees, revenues from the sale of investment products and services, and other miscellaneous income.

     Modest increases in non-interest expense in both the third quarter and the nine month period in 1996 were also positive factors in the earnings performance. Non-interest expense increased only 2 percent in the third quarter of 1996 compared with the third quarter of 1995. Salaries and employee benefits and other expense both increased 3 percent in third quarter comparisons between 1996 and 1995. In similar comparisons, equipment expense increased only 1 percent, and occupancy expense showed no increase. After nine months in 1996, salaries and employee benefits were 6 percent above the amount recorded in the comparable period in 1995. Occupancy expense after nine months in 1996 was 14 percent higher, principally as the result of a $438 thousand charge recorded in the second quarter of 1996 in accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for
Long-Lived Assets to be Disposed Of. After nine months, equipment expense was 3 percent higher in the 1996 period compared with the 1995 period.
Other expense decreased 14 percent after nine months in 1996 compared with the same period in 1995. The largest factor in this decrease was a $1.8 million decrease in F.D.I.C. assessments. In addition, a recovery from the sale of a foreclosed property in the second quarter of 1996 lowered other expense $448 thousand.

     Income tax expense increased to $3.8 million in the third quarter of 1996 from $3.1 million in the third quarter of 1995. After nine months, income tax expense totaled $11.0 million in 1996 compared with $8.9 million in 1995. Both increases were attributable principally to higher pre-tax income.

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

CAPITAL RESOURCES

     On September 30, 1996, shareholders' equity totaled $234 million, or 11 percent of total assets. Included in shareholders' equity on September 30, 1996 were unrealized gains on securities available for sale, net of tax effects, of $102 thousand. In the third quarter of 1996, shareholders' equity averaged $233 million compared with $220 million in the third quarter of 1995. After nine months, shareholders' equity averaged $231 million in 1996 and $215 million in 1995. On September 30, 1996 the book value of a share of common stock was $15.42 or 6 percent above the year earlier $14.53.

     On September 26, 1996, the Corporation commenced a modified Dutch Auction tender offer to acquire up to 1,250,000 shares of its common stock. The tender offer expired on November 1, 1996 subsequent to the conclusion of the third quarter and, thus, the financial effects of the tender are not included in the accompanying financial statements. In the tender, the Corporation purchased 1,235,690 shares at a price of $28.00 per share. Excluding costs of the transaction, the purchase of the shares will have the effect of decreasing shareholders' equity $34.6 million. After this reduction in shareholders' equity, the Corporation and its bank subsidiary, Jefferson National Bank, will continue to meet all applicable regulatory requirements and will continue to be classified as "well capitalized" institutions, which is the highest regulatory standard for capital under the prompt corrective action framework enacted in the Federal Deposit Insurance Corporation Improvement Act of 1991.
The tender offer was undertaken to restructure the balance sheet and to improve shareholder value by increasing earnings per share and improving the return on average shareholders' equity.

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


     (b)   Reports on Form 8-K

     Jefferson filed no reports on Form 8-K during the quarter ended September 30, 1996.


     Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    JEFFERSON BANKSHARES, INC.


November 13, 1996                    By: _____________________________
                                         O. Kenton McCartney
                                         President and
                                         Chief Executive Officer

                                    And


                                    By: _____________________________
                                        Allen T. Nelson, Jr.
                                        Senior Vice President,
                                        Chief Financial Officer,
                                        and Treasurer




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

     (d) Amended and Restated Bylaws dated January 24, 1995, incorporated by reference to Jefferson Bankshares'
          Annual Report on Form 10-K for 1994.

     (e)  Amendment to Bylaws dated September 25, 1996,                15
          is filed herewith.

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

27.  Financial Data Schedule                                            16