Form 10-K
period 1996-12-31
JEFFERSON BANKSHARES INC
filed 1997-03-24
CIK 311100

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-K

                                   (Mark One)

           [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act Of 1934 (Fee Required)

                   For the fiscal year ended December 31, 1996

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

                          Common Stock, $2.50 Par Value

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of January 31, 1997, the aggregate market value, based upon the last sale price for that day, of the voting stock held by nonaffiliates of Jefferson Bankshares, Inc. was $377,685,378.



     As of January 31, 1997, Jefferson Bankshares, Inc. had issued and outstanding 13,957,588 shares of the 32,000,000 authorized shares of its $2.50 par value common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The portions of the Annual Report to Shareholders for the year ended December 31, 1996 referred to in Parts I, II and IV of this Form 10-K are incorporated by reference therein. The portions of the Proxy Statement for the Corporation's Annual Meeting of Shareholders to be held on April 22, 1997 referred to in Part III of this Form 10-K are incorporated by reference therein.






                                     Part I

Item 1.  Business

     Jefferson Bankshares, Inc. (the "Corporation") is a bank holding company registered under the provisions of the Bank Holding Company Act of 1956, as amended. The Corporation was incorporated under the laws of Virginia on March 22, 1979, and became an active bank holding company on December 31, 1979, through the consolidation of NB Corporation and Southern Bankshares.

     The Corporation owns or controls one subsidiary bank, Jefferson National Bank, Charlottesville, Virginia, and four nonbank subsidiaries.

     Within the last five years the Corporation acquired Peoples Bank of Front Royal with two offices and approximately $60 million in total assets, the People's Bank of Virginia Beach with one office and approximately $14 million in assets, and the Bank of Loudoun with one office and approximately $53 million in total assets. Jefferson National Bank purchased approximately $35 million in deposits and selected assets associated with the Waynesboro Office of First Union National Bank and the downtown Richmond office of Virginia First Savings Bank. Jefferson National Bank also purchased deposit liabilities and selected other assets in the approximate amount of $24 million for the Warrenton office of Liberty Federal Savings Bank from the Resolution Trust Corporation.

     The Corporation regularly seeks reasonable opportunities to expand its asset base and trade area and related business endeavors.

     In November, 1996, the Corporation completed the repurchase of 1.24 million shares of its common stock at a price of $28 per share. The repurchase was handled as a modified dutch auction tender offer. The tender offer was conducted to utilize the Corporation's strong capital base more effectively and to increase shareholder value. Based on proforma financial models, the tender offer should have the effect of increasing net income per share and improving the return on average shareholders' equity.


     The  Corporation   provides  advisory  and  technical   assistance  to  its
subsidiaries in the areas of services, operations, audit, planning and budgeting, and corporate activities and administration. Funds are provided to the Corporation by dividends and management fees from its subsidiaries and short-term and long-term borrowings from nonaffiliates.

     The Corporation is regulated by the Board of Governors of the Federal Reserve System and is subject to the requirements of the Bank Holding Company Act of 1956, as amended, and Virginia laws regarding financial institution holding companies administered by the Bureau of Financial Institutions of the State Corporation Commission of Virginia. Jefferson National Bank is subject to supervision by the Office of the Comptroller of the Currency and is affected by various federal and Virginia laws and regulations of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, and the Federal Deposit Insurance Corporation. The various laws and regulations administered by the regulatory agencies affect corporate practices, expansion of business, and provisions of services. Also, monetary and fiscal policies of the United States directly affect bank loans and deposits and thus may affect the Corporation's earnings. The future impact of these policies and of the continuing regulatory changes in the financial services industry cannot be predicted.

     On December 31, 1996, the Corporation and its affiliates had 905 full-time and 123 part-time employees. Management believes that employee relations are good.

     As of June 30, 1996, the Corporation had approximately two percent of total deposits in Virginia. Six other bank holding companies had bank subsidiaries in Virginia with more deposits than the Corporation.

     Jefferson National Bank provides retail and commercial banking and trust services and, as of December 31, 1996, had 95 locations in Virginia from the City of Virginia Beach in the east to Augusta County in the west and Frederick County in the north. Jefferson National Bank pays competitive rates on deposits and other interest-bearing liabilities, constantly reviews current and potential services, and periodically provides staff training and sales programs.
Throughout its trade areas, Jefferson National Bank competes with other financial institutions, including larger bank holding companies, money market mutual funds, and other companies which extend credit.

     Jefferson Properties, Inc., which owns properties used or held for future use, primarily by Jefferson National Bank, derived 94 percent of its income from Jefferson Bankshares and its subsidiaries in 1996. Charter Insurance Managers, Inc. and Grace Insurance Agency, Incorporated, a subsidiary of Jefferson National Bank, are currently inactive. Jefferson Financial, Inc. offers limited financial and investment advisory services.

     Also incorporated herein by reference is the information on pages 12 and 13 of the 1996 Annual Report to Shareholders (the "1996 Annual Report") as to the distribution of the Corporation's assets, liabilities and shareholders' equity and interest rates and interest differential; pages 14 and 15 of the 1996 Annual Report as to the Corporation's non-interest income and non-interest expense; pages 19 and 20 of the 1996 Annual Report as to the Corporation's investment portfolio; pages 15 through 18 of the 1996 Annual Report as to the Corporation's loan portfolio (including the Corporation's loan loss experience); page 20 of the 1996 Annual Report as to the Corporation's deposits; page 11 of the 1996 Annual Report as to the Corporation's return on equity and assets; and page 21 of the 1996 Annual Report as to the Corporation's short-term borrowings.

     "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995

     Statements included or incorporated by reference into the Corporation's Securities and Exchange Commission filings and shareholder communications may contain forward-looking statements that are subject to risks and uncertainties, including, but not limited to the impact of competitive products, product demand and market acceptance risks, fluctuations in operation results, delays in development of highly complex products, and other risks detailed from time to time in the Corporation's filings with the Securities and Exchange Commission. These risks could cause the Corporation's actual results for 1997 and beyond to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Corporation.

Item 2. Properties

     Incorporated herein by reference is the discussion of premises and equipment included in Part I, Item 1 hereof and in Note 7 (entitled "Premises and Equipment") to the consolidated financial statements in the 1996 Annual Report.

     Jefferson National Bank is in the process of constructing a new operations center in Charlottesville, Virginia. The new facility will contain approximately 113,000 square feet of space and, excluding furniture, fixtures and equipment, will cost approximately $13 million. The new facility is expected to be ready for occupancy during the third quarter of 1997 and will enable Jefferson National Bank to consolidate various back-office functions into a single location.

     As a result of the new operations center, Jefferson National Bank has entered into a contract to sell its existing warehouse containing approximately 73,000 square feet of space in Charlottesville at a price of approximately $1.2 million. The transaction is expected to close during the fourth quarter of 1997. Also as a result of the new operations center, Jefferson National Bank will vacate its existing operations facility which contains approximately 41,000 square feet of space. Jefferson National Bank presently expects to renovate this facility and use it for future office space.

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

     O. Kenton McCartney, 53, is President and Chief Executive Officer.

     Robert H. Campbell, Jr., 62, is Senior Vice President.

     Allen T. Nelson, Jr., 47, is Senior Vice President, Treasurer and Chief Financial Officer. Mr. Nelson joined the Corporation on December 6, 1993. From February, 1992 until joining the Corporation, Mr. Nelson was Senior Vice President and Controller of Dominion Bankshares, Inc. Prior to February, 1992 he served as Finance Executive Officer with C&S/Sovran Corporation.

     Walter A. Pace, Jr., 64, is Senior Vice President.

     Donald W. Fulton, Jr., 50, is Vice President-Investor Relations.

     William M. Watson, Jr., 42, is General Counsel and Secretary.


                                    Part II

Item 5.  Market for the Registrant's Common Stock and Related Shareholder
         Matters

     Incorporated herein by reference is the information on page 21 of the 1996 Annual Report under the heading "Capital Resources" and in the table captioned "Common Stock Performance and Dividends" on page 22 of the 1996 Annual Report.

Item 6.  Selected Financial Data

     Incorporated herein by reference is the information in the table captioned "Selected Financial Data" on page 10 of the 1996 Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Incorporated herein by reference is the information appearing under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 10 through 23 of the 1996 Annual Report, except for the information in the tables captioned "Selected Financial Data," "Summary of Financial Results by Quarter," and "Common Stock Performance and Dividends" on pages 10, 11 and 22, respectively, of the 1996 Annual Report.

Item 8.  Financial Statements and Supplementary Data

     Incorporated herein by reference is the information appearing under the heading "Consolidated Balance Sheets," "Consolidated Statements of Income," "Consolidated Statements of Changes in Shareholders' Equity," "Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements" and "Independent Auditors' Report" on pages 24 through 38 of the 1996 Annual Report.

     Incorporated by reference is the information in the table captioned "Summary of Financial Results by Quarter" on page 11 of the 1996 Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

                                    Part III



Item 10.  Directors and Executive Officers of Registrant

     The information concerning the Corporation's directors is incorporated by reference to the section entitled "Nominations for Directors" on pages 3 through 6 of the Corporation's definitive Proxy Statement for the 1997 Annual Meeting of Shareholders.

     The  information   concerning  the  Corporation's   executive  officers  is
incorporated by reference to Part I hereof entitled "Executive Officers of Jefferson Bankshares."

     The information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 by the Corporation's directors, executive officers and 10 percent shareholders is incorporated by reference to the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" on page 3 of the Corporation's definitive Proxy Statement for the 1997 Annual Meeting of Shareholders.

Item 11.  Executive Compensation

     The information required by this item is incorporated by reference to the sections entitled "Compensation of Executive Officers and Directors" on pages 6 through 10 of the Corporation's definitive Proxy Statement for the 1997 Annual Meeting of Shareholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The information required by this item is incorporated by reference to the sections entitled "Principal Beneficial Owners" and "Shares Beneficially Owned by Directors and Executive Officers" on pages 2 and 3 of the Corporation's definitive Proxy Statement for the 1997 Annual Meeting of Shareholders.

Item 13.  Certain Relationships and Related Transactions

     The information required by this item is incorporated by reference to the section entitled "Loans to Officers and Directors" on page 14 of the Corporation's definitive Proxy Statement for the 1997 Annual Meeting of Shareholders.

                                    Part IV

Item 14.  Exhibits, Financial Statements and Reports on Form 8-K

     (a)  The following documents are filed as part of this report:

          1. Financial Statements. The following Consolidated Financial Statements of Jefferson Bankshares, Inc. and subsidiaries and the Independent Auditors' Report are incorporated by reference to pages 24 through 38 of the 1996 Annual Report:

              Consolidated Balance Sheets at December 31, 1996 and December 31, 1995.

              Consolidated Statements of Income for the years ended December 31, 1996, December 31, 1995 and December 31, 1994.

              Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1996, December 31, 1995, and December 31, 1994.

              Consolidated Statements of Cash Flows for the years ended December 31, 1996, December 31, 1995 and December 31, 1994.

              Notes to Consolidated Financial Statements.

              Independent Auditors' Report.

          2. Exhibits. The exhibits listed on the accompanying Index to Exhibits immediately following the signature page are filed as part of, or incorporated by reference into, this report.

     (b)  Reports on Form 8-K

          None

     Except for the information referred to in Items 1, 2, 5, 6, 7, 8 and 14(a)(1) hereof, the 1996 Annual Report will not be deemed to be filed pursuant to the Securities Exchange Act of 1934.


                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:  March 24, 1997                JEFFERSON BANKSHARES, INC.



                                    By:  O. Kenton McCartney
                                         President and
                                         Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     DATE                   SIGNATURE                  CAPACITY


March 24, 1997         O. Kenton McCartney        President, Chief Executive
                                                  Officer and Director




March 24, 1997         Allen T. Nelson, Jr.       Senior Vice President,
                                                  Treasurer and
                                                  Chief Financial Officer

March 24, 1997         Hovey S. Dabney            Chairman of the Board

March 24, 1997         John T. Casteen, III*      Director

March 24, 1997         Lawrence S. Eagleburger*   Director

March 24, 1997         Hunter Faulconer*          Director

March 24, 1997         Fred L. Glaize, III*       Director

March 24, 1997         Henry H. Harrell*          Director

March 24, 1997         Alex J. Kay, Jr.*          Director

March 24, 1997         J. A. Kessler, Jr.*        Director

March 24, 1997         W. A. Rinehart, III*       Director

March 24, 1997         Gilbert M Rosenthal*       Director

March 24, 1997         Alson H. Smith, Jr.*       Director

March 24, 1997         H. A. Williamson, Jr.*     Director




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

     (d)  Amended and Restated Bylaws dated January 24,
          1995, incorporated by reference to Jefferson
          Bankshares' Annual Report on Form 10-K for 1994.

     (e) Amendment dated September 25, 1996 to the Amended and Restated Bylaws, incorporated by reference to Jefferson Bankshares' report on Form 10-Q for the quarter ended September 30, 1996.

 4. Instruments defining the rights of security holders including indentures:

     (a) Articles of Incorporation, incorporated by reference to Jefferson Bankshares' Annual Report on Form 10-K for 1984.

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

     (f)  First Amendment dated January 28, 1997 to Deferred
          Compensation and Stock Purchase Plan for Non-Employee              13
          Directors is filed herewith.

   * (g)  Executive Severance Agreement dated October 25,
          1993 between Jefferson Bankshares and O. Kenton
          McCartney, incorporated by reference to Jefferson
          Bankshares' Annual Report on Form 10-K for 1993.

   * (h)  Executive Severance Agreement dated October 25,
          1993 between Jefferson Bankshares and Robert H.
          Campbell, Jr., incorporated by reference to Jefferson Bankshares' Annual Report on Form 10-K for 1993.

   * (i) Executive Severance Agreement dated December 6, 1993 between Jefferson Bankshares, Inc. and Allen T. Nelson, Jr., incorporated by reference to Jefferson Bankshares' Annual Report on Form 10-K for 1994.

   * (j) Executive Severance Agreement dated October 25, 1993 between Jefferson Bankshares and William M. Watson, Jr., incorporated by reference to Jefferson Bankshares' Annual Report on Form 10-K for 1995.

   * (k)  Amended and Restated Split Dollar Life Insurance
          Agreement dated October 29, 1993 between Jefferson
          Bankshares and Robert H. Campbell, Jr., incorporated by reference to Jefferson Bankshares' Annual Report on
          Form 10-K for 1993.

   * (l) Amendment dated February 15, 1995, to the Amended and Restated Split Dollar Life Insurance
          Agreement dated October 29, 1993 between
          Jefferson Bankshares and Robert H. Campbell, Jr., incorporated by reference to Jefferson
          Bankshares' report on Form 10-Q for the quarter ended March 31, 1995.

   * (m)  Amended and Restated Split Dollar Life Insurance
          Agreement dated October 29, 1993 between
          Jefferson Bankshares and O. Kenton McCartney, incorporated by reference to Jefferson
          Bankshares' Annual Report on Form 10-K for 1993.

   * (n)  Amendment dated as of May 19, 1994, to the
          Amended and Restated Split Dollar Life Insurance
          Agreement dated October 29, 1993 between
          Jefferson Bankshares and O. Kenton McCartney, incorporated by reference to Exhibit 10(p) to Form S-4 of Jefferson Bankshares, File No.
          33-53727.

   * (o)  Split Dollar Life Insurance Agreement dated
          January 6, 1995 between Jefferson Bankshares, Inc. and
          Allen T. Nelson, Jr., incorporated by reference to Jefferson Bankshares' Annual Report on Form 10-K for 1994.

   * (p) Amended and Restated Split Dollar Life Insurance Agreement dated October 29, 1993 between Jefferson Bankshares and William M. Watson, Jr., incorporated by reference to Jefferson Bankshares' Annual Report on Form 10-K for 1995.

13.  Annual Report to Security Holders, Form 10-Q or
     Quarterly Report to Security Holders                               15


21.  Subsidiaries of the Registrant                                     55


23.  Consents of Experts and Counsel                                    56


     Consent of KPMG Peat Marwick LLP to incorporation by reference of auditors' reports into Jefferson
     Bankshares' Registration Statements on Form S-3 and
     Form S-8 is filed herewith.

24.  Power of Attorney                                                  57


27.  Financial Data Schedule                                            58


99.  Second Amendment dated January 28, 1997 to Employee Stock
     Purchase Plan is filed herewith.                                   60

   *Management contract or compensatory plan or arrangement of the Corporation required to be filed as an exhibit.