Form 10-Q
period 1997-03-31
JEFFERSON BANKSHARES INC
filed 1997-05-12
CIK 311100

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                    Washington, D. C.  20549


(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


       For the Quarterly Period Ended March 31, 1997


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


As of April 30, 1997, Registrant has 13,929,097 shares of its
$2.50 par value common stock issued and outstanding.



PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Jefferson Bankshares, Inc. and Subsidiaries
Consolidated Balance Sheets
($ in thousands)
                                                                     March 31         Dec. 31
                                                                1997         1996      1996
ASSETS
Cash and due from banks...............................    $   82,034   $   77,037  $  100,228
Federal funds sold and other money market investments              -       10,000           -
Investment securities:
    Available for sale (cost on March 31 of $169,618         170,262      192,891     178,073
       in 1997 and $190,459 in 1996 and $176,104 on
          December 31, 1996)
    Held to maturity (fair value on March 31                 402,999      447,003     430,981
          of $402,610 in 1997 and $449,455 in 1996,
          and $432,673 on December 31, 1996)
Total investment securities...........................       573,261      639,894     609,054

Loans.................................................     1,402,551    1,237,432   1,365,949
Less: Unearned income.................................           (67)         (57)        (95)
      Allowance for loan losses.......................       (15,087)     (13,778)    (14,656)
Net loans.............................................     1,387,397    1,223,597   1,351,198

Premises and equipment................................        58,968       51,662      55,774
Other assets..........................................        47,053       47,788      45,571
Total Assets..........................................    $2,148,713   $2,049,978  $2,161,825

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Demand................................................    $  306,862   $  287,440  $  311,817
Interest-bearing transaction accounts.................       832,329      804,767     824,671
Certificates of deposit $100,000 and over.............       114,307       95,870     110,260
Other time............................................       633,795      600,104     644,361

Total deposits........................................     1,887,293    1,788,181   1,891,109
Federal funds purchased and
  securities sold under repurchase agreements.........        35,213       14,658      50,066
Other liabilities.....................................        19,612       19,073      16,336
Total liabilities.....................................     1,942,118    1,821,912   1,957,511
Shareholders' Equity:
Preferred stock of $10.00 par value. Authorized
1,000,000 shares; issued none.........................             -            -           -

Common stock of $2.50 par value.  Authorized 32,000,000
    shares; issued and outstanding 13,926,847 shares
    March 31, 1997; and 15,166,196 shares March
    31,1996; and 13,937,491 shares December 31, 1996..        34,817      37,915       34,844
Capital surplus.......................................        49,357      47,697       48,720
Retained earnings.....................................       122,002     140,873      119,470
Unrealized gains on securities
   available for sale, net............................           419       1,581        1,280
Total shareholders' equity ...........................       206,595     228,066      204,314

Total Liabilities and Shareholders' Equity............    $2,148,713  $2,049,978   $2,161,825
See accompanying notes to consolidated financial statements.




Jefferson Bankshares, Inc. and Subsidiaries
Consolidated Statements of Income
(in thousands except per share data)
                                                Three months ended
                                                     March 31
                                                 1997        1996
INTEREST INCOME
Interest and fees on loans .................. $30,245      $27,387
Income on investment securities:
Available for sale...........................   2,697        2,854
Held to maturity.............................   6,527        6,936
Other interest income........................      62          159
Total interest income........................  39,531       37,336

INTEREST EXPENSE
Interest-bearing transaction accounts........   5,617        5,480
Certificates of deposit $100,000 and over....   1,437        1,206
Other time deposits..........................   7,821        7,679
Short-term borrowings........................     636          170
Total interest expense.......................  15,511       14,535

NET INTEREST INCOME..........................  24,020       22,801

PROVISION FOR LOAN LOSSES....................     990          780

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES..............................  23,030       22,021

NON-INTEREST INCOME
Trust income.................................   1,186        1,059
Service charges on deposit accounts..........   2,371        2,400
Investment securities gains (losses).........       -            1
Mortgage loan sales income...................     145          160
Other income.................................   1,153        1,041
Total non-interest income....................   4,855        4,661

NON-INTEREST EXPENSE
Salaries and employee benefits...............  10,772       10,280
Occupancy expense, net.......................   1,347        1,367
Equipment expense............................   1,549        1,556
F.D.I.C. assessments.........................      46           31
Other expense................................   3,542        3,505
Total non-interest expense...................  17,256       16,739

INCOME BEFORE INCOME TAXES...................  10,629        9,943
PROVISION FOR INCOME TAXES...................   3,680        3,408

NET INCOME................................... $ 6,949      $ 6,535

NET INCOME PER COMMON SHARE..................    0.50         0.43

AVERAGE SHARES OUTSTANDING...................  13,943       15,173


See accompanying notes to consolidated financial statements.



Jefferson Bankshares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
($ in thousands)
                                                          Three months ended
                                                              March 31
                                                         1997          1996
Cash flows from operating activities:
Net income.......................................... $  6,949      $  6,535
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation and amortization.......................    1,762         1,676
Accretion and amortization..........................      899           937
Provision for loan losses...........................      990           780
Investment securities gains, net....................        -            (1)
(Gain)loss on sale of premises and equipment........       24            (6)
(Increase) decrease in interest receivable..........      380          (476)
Decrease in interest payable........................      (13)          (79)
Increase in loans held for resale, net..............     (303)       (1,382)
Other, net..........................................    1,499         1,725
Total adjustments...................................    5,238         3,174
Net cash provided by operating activities...........   12,187         9,709

Cash flows from investing activities:
Proceeds from maturities of investment securities
  held to maturity..................................   27,508        29,742
Proceeds from calls of investment securities
  held to maturity..................................       90           131
Purchases of investment securities held to maturity.     (331)      (23,123)
Proceeds from maturities of securities available
  for sale..........................................    6,300         6,200
Proceeds from sales of securities available
  for sale..........................................        -           979
Purchases of securities available for sale..........        -       (13,615)
Net increase in loans...............................  (36,858)      (16,045)
Proceeds from sales of premises and equipment.......       36            36
Proceeds from sales of foreclosed properties........      118           578
Purchases of premises and equipment.................   (4,681)         (859)
Net cash used in investing activities...............   (7,818)      (15,976)

Cash flows from financing activities:
Net decrease in deposits..  ........................   (3,816)       (5,018)
Net decrease in short-term borrowings...............  (14,853)       (1,460)
Repayment of long-term debt.........................        -           (15)
Proceeds from issuance of common stock..............      539            84
Stock purchases.....................................     (865)         (434)
Dividends paid......................................   (3,568)       (2,881)
Net cash used in financing activities...............  (22,563)       (9,724)

Net decrease in cash and cash equivalents..........   (18,194)      (15,991)

Cash and cash equivalents at beginning of period....  100,228       103,028

Cash and cash equivalents at end of period.......... $ 82,034      $ 87,037

Supplemental disclosure of cash flow information
Cash payments for:
  Interest.......................................... $ 15,524      $ 14,614
  Income taxes......................................        -         (397)
Non-cash investing and financing activities:
  Loan balances transferred to foreclosed properties $      -      $     54
See accompanying notes to consolidated financial statements

Jefferson Bankshares, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
($ in thousands)                                           Three Months Ended
                                                               March 31
                                                            1997        1996
Balance, January 1..................................     $204,314   $226,540
Net income..........................................        6,949      6,535
Cash dividends declared.............................       (3,481)    (3,337)
Change in unrealized (losses) on securities
	available for sale.................................         (861)    (1,322)
Issuance of common stock for:
	Dividend Reinvestment Plan                                    46          -
	Employee Stock Purchase Plan                                   4          -
	1995 Long-Term Incentive Stock Plan                          110          -
	Deferred Compensation and Stock Purchase Plan for
	   Non-Employee Directors                                    538          -
Acquisition of common stock ........................       (1,024)      (434)
Balance, March 31...................................     $206,595   $228,066

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
($ in thousands)
Note 1 - General
The consolidated financial statements conform to generally accepted accounting principles and to general industry practices. The accompanying consolidated financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. All such adjustments are of a normal and recurring nature. The notes included herein should be read in conjunction with the notes to consolidated financial statements included in the Corporation's 1996 Annual Report to shareholders.

Note 2 -  Allowance for Loan Losses
A summary of transactions in the consolidated allowance for loan losses for the three months ended March 31 follows:
                                                  1997          1996
Balance, January 1............................ $ 14,656     $ 13,432
Provision.....................................      990          780
Recoveries....................................      233          165
Loan losses...................................     (792)        (599)
Balance, March 31............................. $ 15,087     $ 13,778

Note 3 - Income Taxes
Income tax expense for the three months ended March 31 is different than the amount computed by applying the statutory corporate federal income tax rate of 35% to income before income taxes.  The reasons for this difference are as follows:
                                          1997         1996
Tax expense at statutory rate......... $ 3,720      $ 3,480
Increase (reduction)in taxes
   resulting from:
Tax exempt interest...................    (123)        (161)
Other, net............................      83           89
Provision for income taxes............ $ 3,680      $ 3,408


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


Financial Condition

     Total assets on March 31, 1997 were $2.149 billion compared with $2.050 billion one year earlier. Average total assets in the first quarter of 1997 were $2.133 billion compared with the first quarter 1996 average of $2.022 billion.

     Loans, net of unearned income increased 13 percent on March 31, 1997 to $1.402 billion from the year earlier total of $1.237 billion. The March 31, 1997 total also represented a $36 million increase over the year-end 1996 total of $1.366 billion. Loan categories that provided growth in the first quarter of 1997 were the same categories responsible for loan growth during 1996. Indirect instalment loans continued to lead the portfolio's growth while commercial loans and mortgage loans also grew strongly. Average loans, net of unearned income, increased 13 percent in the first quarter of 1997 to $1.380 million from $1.225 million in the first quarter of 1996.

     Investment securities represent the second largest component of earning assets. Investment securities decreased 10 percent to $573 million on March 31, 1997 from $640 million one year earlier. At year-end 1996, investment securities totaled $609 million. In the first quarter, total investment securities averaged $591 million in 1997, or 7 percent below the first quarter 1996 average of $632 million.

     On March 31, 1997, there were no federal funds sold and money market investments compared with $10 million one year earlier. At year-end 1996, the Corporation had no short-term money market investments.
In the first quarter of 1997, these investments averaged $5 million compared with a first quarter 1996 average of $12 million.

     Total deposits on March 31, 1997 were $1.887 billion, or 6 percent above the year earlier total of $1.788 billion. At year-end 1996, deposits totaled $1.891 billion. Non interest-bearing deposits increased 7 percent to $307 million from $287 million one year ago, and interest-bearing deposits increased 5 percent to $1.580 billion at quarter-end 1997 from the year earlier total of $1.501 billion. Average total deposits in the first quarter were $1.862 billion in 1997 and $1.761 billion in 1996.

     Short-term borrowings totaled $35 million on March 31, 1997 compared with $15 million one year earlier and $50 million at year-end 1996. In the first quarter, short-term borrowings averaged $50 million in 1997 and $18 million in 1996.

Results of Operations

     Net income in the first quarter of 1997 increased 6 percent to $6.9 million from $6.5 million in the first quarter of 1996. Net income per share in the first quarter increased 16 percent to $.50 in 1997 from $.43 in 1996. The stronger increase in net income per share resulted from a reduction of shares outstanding through a tender offer concluded in the fourth quarter of 1996.

     Higher net income in the 1997 quarter raised profitability ratios. The return on average assets in the first quarter increased to 1.30 percent in 1997 compared with 1.29 percent in 1996. The return on average shareholders' equity improved in the first quarter to 13.39 percent in 1997 from 11.40 percent in 1996. The higher return on equity was boosted by the reduction in capital used to repurchase shares in the tender offer.

     The increase in first quarter 1997 net income was attributable principally to a 5 percent increase in net interest income. Total interest income in the first quarter of 1997 increased 6 percent to $39.5 million from $37.3 million in the first quarter of 1996. The higher interest income reflected a 6 percent increase in average earning assets.

     Interest expense in the first quarter of 1997 rose 7 percent to $15.5 million from $14.5 million in the first quarter of 1996. The increase was attributable principally to an increase in interest-bearing liabilities.

     In spite of the larger percentage increase in interest expense as compared with interest income, net interest income increased 5 percent in the first quarter of 1997 to $24.0 million from $22.8 million in the first quarter of 1996. The net interest margin was 4.93 percent in the first quarter of 1997 compared with 4.95 percent in the 1996 quarter. At 4.93 percent, however, the net interest margin remained strong while below the 4.98 percent net interest margin registered in the fourth quarter of 1996.

     In recognition of the increase in loans and an increase in net loan losses, the provision for loan losses in the first quarter was increased to $990 thousand in 1997 from $780 thousand in 1996. On March 31, 1997, the allowance for loan losses was $15.1 million, or 1.08 percent of loans, net of unearned income. One year earlier, the allowance was $13.8 million or 1.11 percent of loans, net of unearned income. In the first quarter of 1997, net loan losses amounted to $559 thousand compared with $434 thousand in the 1996 quarter.

     Non-performing assets decreased 32 percent to $6.351 million on March 31, 1997 from $9.381 million one year ago. The March 31, 1997 total included non-accrual loans of $4.264 million, restructured loans of $245 thousand, and foreclosed properties of $1.842 million. The March 31, 1996 total included non-accrual loans of $5.898 million, restructured loans of $250 thousand, and foreclosed properties of $3.233 million. Loans 90 days or more past due at quarter-end in 1997 and 1996 were $2.588 million and $2.413 million, respectively.

     Non-interest income in the first quarter of 1997 of $4.9 million was 4 percent above the year earlier amount of $4.7 million. Trust income increased 12 percent in the quarter to $1.2 million. Deposit account fees were 1 percent lower in the first quarter of 1997 at $2.4 million. Mortgage loan sales decreased to $145 thousand from $160 thousand for the quarters ended March 31, 1997 and 1996, respectively. Other income recorded an 11 percent increase from $1 million for the first quarter of 1996 to $1.2 million for the first quarter of 1997. Fees from credit cards and ATM's contributed to the increase in other income.

     Non-interest expense in the first quarter of 1997 of $17.3 million, was 3 percent greater than the amount in the same quarter of 1996. Personnel expense increased 5 percent, equipment expense was nearly level, occupancy expense decreased 2 percent, and other expense increased 2 percent.

LIQUIDITY

     A financial institution's liquidity requirements are measured by its need to meet deposit withdrawals, fund loans, maintain reserve requirements, and operate the organization. To meet its liquidity needs, the Corporation maintains cash reserves and has an adequate flow of funds from maturing loans, investment securities, and short-term investments. In addition the Corporation's bank affiliate has the ability to borrow from the Federal Reserve and the Federal Home Loan Bank. The Corporation considers its sources of liquidity to be ample to meet its estimated needs.

CAPITAL RESOURCES

     On March 31, 1997, shareholders' equity totaled $207 million, or 10 percent of total assets. Included in shareholders' equity on March 31, 1996 were unrealized gains, net of the deferred tax effect, of $419 thousand on securities available for sale. In the first quarter of 1997, shareholders' equity averaged $208 million, or 9 percent below the first quarter 1996 average of $229 million. On March 31, 1997, the book value of a share of common stock was $14.83, or 1.4 percent below the year earlier $15.04. The decrease in average equity and book value resulted from the repurchase of shares in the tender offer.

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


                            JEFFERSON BANKSHARES, INC.




May 12, 1997                 By:  O. Kenton McCartney
                                  President and
                                  Chief Executive Officer


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

     (f) First Amendment dated January 28, 1997 to Deferred Compensation and Stock Purchase Plan for Non-Employee Directors , incorporated by reference to Jefferson Bankshares' Annual Report on Form 10-K for 1996.

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