Form 10-Q
period 1997-06-30
JEFFERSON BANKSHARES INC
filed 1997-08-07
CIK 311100

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                    Washington, D. C.  20549


(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


       For the Quarterly Period Ended June 30, 1997


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


As of July 15, 1997, Registrant had 13,957,180 shares of its
$2.50 par value common stock issued and outstanding.





PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Jefferson Bankshares, Inc. and Subsidiaries
Consolidated Balance Sheets
($ in thousands)
                                                                     June 30         Dec. 31
                                                                1997         1996      1996
ASSETS
Cash and due from banks...............................    $   91,300   $   84,568  $  100,228
Federal funds sold and other money market investments.        17,000       15,000           -
Investment securities:
    Available for sale (cost on June 30 of $152,419 in       153,843      193,023     178,073
          1997 and $193,386 in 1996 and $176,104 on
          December 31, 1996)
    Held to maturity (fair value on June 30                  372,558      418,678     430,981
          of $372,614 in 1997 and $417,171 in 1996
          and $432,673 on December 31, 1996)
Total investment securities...........................       526,401      611,701     609,054

Loans.................................................     1,442,989    1,282,949   1,365,949
Less: Unearned income.................................          (126)         (49)        (95)
      Allowance for loan losses.......................       (15,590)     (14,086)    (14,656)
Net loans.............................................     1,427,273    1,268,814   1,351,198

Premises and equipment................................        60,136       50,875      55,774
Other assets..........................................        46,360       49,812      45,571
Total assets..........................................    $2,168,470   $2,080,770  $2,161,825

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
Demand................................................    $  324,435   $  300,252  $  311,817
Interest-bearing transaction accounts.................       822,014      800,706     824,671
Certificates of deposit $100,000 and over.............       123,208       96,108     110,260
Other time............................................       606,816      597,602     644,361

Total deposits........................................     1,876,473    1,794,668   1,891,109
Federal funds purchased and
  securities sold under repurchase agreements.........        43,668       16,517      50,066
Other short-term borrowings...........................        20,000       25,000           -
Other liabilities.....................................        16,228       15,356      16,336
Total liabilities.....................................     1,956,369    1,851,541   1,957,511

Shareholders' Equity:
Preferred stock of $10.00 par value. Authorized
    1,000,000 shares; issued none.....................            -            -           -
Common stock of $2.50 par value.  Authorized 32,000,000
    shares; issued and outstanding 13,956,980 shares
    June 30, 1997; and 15,144,572 shares June
    30,1996; and 13,937,491 shares December 31, 1996..        34,892      37,861       34,844
Capital surplus.......................................        49,722      48,010       48,720
Retained earnings.....................................       126,560     143,594      119,470
Unrealized gains(losses) on securities
   available for sale, net............................           927       (236)        1,280
Total shareholders' equity ...........................       212,101     229,229      204,314

Total liabilities and shareholders' equity............    $2,168,470  $2,080,770   $2,161,825

See accompanying notes to consolidated financial statements.


Jefferson Bankshares, Inc. and Subsidiaries
Consolidated Statements of Income
(in thousands except per share data)
                                                Three months ended       Six Months Ended
                                                     June 30                  June 30
                                                 1997        1996       1997          1996
INTEREST INCOME
Interest and fees on loans .................. $31,796      $27,870      $62,041     $55,257
Income on investment securities:
Available for sale...........................   2,596        3,022        5,293       5,876
Held to maturity.............................   6,084        6,832       12,611      13,768
Other interest income........................      45          116          107         275
Total interest income........................  40,521       37,840       80,052      75,176

INTEREST EXPENSE
Interest-bearing transaction accounts........   5,715        5,479       11,332      10,959
Certificates of deposit $100,000 and over....   1,504        1,198        2,941       2,404
Other time deposits..........................   7,494        7,311       15,315      14,990
Short-term borrowings........................     788          392        1,424         562
Total interest expense.......................  15,501       14,380       31,012      28,915

NET INTEREST INCOME..........................  25,020       23,460       49,040      46,261

PROVISION FOR LOAN LOSSES....................   1,050          840        2,040       1,620

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES..............................  23,970       22,620       47,000      44,641

NON-INTEREST INCOME
Trust income.................................   1,150        1,195        2,336       2,254
Service charges on deposit accounts..........   2,460        2,521        4,831       4,921
Investment securities gains(losses)..........      (4)           2          (4)           3
Mortgage loan sales income...................     129          205         274          365
Other income.................................   2,082        1,016       3,235        2,057
Total non-interest income....................   5,817        4,939      10,672        9,600

NON-INTEREST EXPENSE
Salaries and employee benefits...............  10,887       10,373      21,659       20,653
Occupancy expense, net.......................   1,282        1,678       2,629        3,045
Equipment expense............................   1,615        1,567       3,164        3,123
F.D.I.C. assessments.........................      62           30         108           61
Other expense................................   3,624        3,235       7,166        6,740
Total non-interest expense...................  17,470       16,883      34,726       33,622

INCOME BEFORE INCOME TAXES...................  12,317       10,676      22,946       20,619
Provision for income taxes...................   4,270        3,698       7,950        7,106

NET INCOME................................... $ 8,047      $ 6,978     $14,996      $13,513

NET INCOME PER COMMON SHARE.................. $   .58      $   .46     $  1.08      $   .89

AVERAGE SHARES OUTSTANDING...................  13,947       15,163      13,945       15,168


See accompanying notes to consolidated financial statements.

Jefferson Bankshares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
($ in thousands)
                                                   Six months ended June 30
                                                         1997          1996
Cash flows from operating activities:
Net income.......................................... $ 14,996      $ 13,513
Adjustments to reconcile net income
  to net cash provided by operating activities:
Depreciation and amortization.......................    3,503         3,714
Accretion and amortization..........................    1,738         1,856
Provision for loan losses...........................    2,040         1,620
Investment securities (gains)losses, net............        4            (3)
Gain on sale of premises and equipment..............     (195)          (65)
Decrease in interest receivable.....................    1,267            55
Decrease in interest payable........................      (13)         (254)
(Increase)decrease in loans held for resale, net....     (104)          726
Other, net..........................................   (3,185)       (4,603)
Total adjustments...................................    5,055         3,046
Net cash provided by
  operating activities..............................   20,051        16,559

Cash flows from investing activities:
Proceeds from maturities of investment securities
  held to maturity..................................   60,910        65,497
Proceeds from calls of investment securities
  held to maturity..................................      105           243
Purchases of investment securities held to maturity.   (3,975)      (31,374)
Proceeds from maturities of securities available
  for sale..........................................    6,300         6,200
Proceeds from sales of securities available
  for sale..........................................   17,026           979
Purchases of securities available for sale..........        -       (16,750)
Net increase in loans...............................  (78,129)      (64,413)
Proceeds from sales of premises and equipment.......      666           695
Proceeds from sales of foreclosed properties........      202         1,789
Purchases of premises and equipment.................   (7,647)       (2,511)
Net cash used in investing activities...............   (4,542)      (39,645)

Cash flows from financing activities:
Net increase(decrease) in deposits..................  (14,636)        1,469
Net increase in short-term borrowings...............   13,602        25,399
Repayment of long-term debt.........................        -           (15)
Proceeds from issuance of common stock..............    1,139           461
Payments to acquire common stock....................   (1,024)       (1,480)
Dividends paid......................................   (6,518)       (6,208)
Net cash provided by financing activities...........   (7,437)       19,626

Net increase(decrease) in cash
  and cash equivalents..............................    8,072        (3,460)
Cash and cash equivalents at beginning of period....  100,228       103,028
Cash and cash equivalents at end of period.......... $108,300      $ 99,568

Supplemental disclosure of cash flow information
Cash payments for:
  Interest.......................................... $ 31,025      $ 29,169
  Income taxes......................................    8,147         7,815
Non-cash investing and financing activities:
  Loan balances transferred to foreclosed properties $     87      $    265

See accompanying notes to consolidated financial statements



Jefferson Bankshares, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
($ in thousands)                                           Six Months Ended
                                                               June 30
                                                            1997        1996
Balance, January 1.......................................  $204,314   $226,540
Net income...............................................    14,996     13,513
Cash dividends declared..................................    (6,971)    (6,666)
Change in unrealized gains (losses) on securities
        available for sale.................................    (353)    (3,139)
Issuance of common stock for:
        Dividend Reinvestment Plan.........................      46          -
        Employee Stock Purchase Plan.......................       4          -
        1985 Long-Term Incentive Stock Plan................     348        331
        Deferred Compensation and Stock Purchase Plan for
           Non-Employee Directors..........................     589        130
        Stock options......................................     152          -
Acquisition of common stock .............................    (1,024)    (1,480)
Balance, June 30.........................................  $212,101   $229,229

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
($ in thousands)

Note 1 - General
The consolidated financial statements conform to generally accepted accounting principles and to general industry practices. The accompanying consolidated financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. All such adjustments are of a normal and recurring nature. The notes included herein should be read in conjunction with the notes to consolidated financial statements included in the 1996 Annual Report to shareholders of Jefferson Bankshares, Inc. (the "Corporation").


Note 2 - Allowance for Loan Losses
A summary of transactions in the consolidated allowance for loan losses for the six months ended June 30 follows:
                                                  1997          1996
Balance, January 1............................ $ 14,656     $ 13,432
Provision.....................................    2,040        1,620
Recoveries....................................      490          356
Loan losses...................................   (1,596)      (1,322)
Balance, June 30.............................. $ 15,590     $ 14,086



Note 3 - Income Taxes
Income tax expense for the six months ended June 30 is different than the amount computed by applying the statutory corporate federal income tax rate of 35% to income before income taxes.  The reasons for this difference are as follows:
                                          1997         1996
Tax expense at statutory rate......... $ 8,031      $ 7,217
Increase (reduction) in taxes
   resulting from:
Tax exempt interest...................    (244)        (311)
Other, net............................     163          200
Provision for income taxes............ $ 7,950      $ 7,106

Note 4 - Business Combination
On June 9, 1997, the Corporation entered into a definitive merger agreement with Wachovia Corporation under which the Corporation would be merged into Wachovia. Under the terms of the agreement, the Corporation's shareholders would receive a tax-free exchange of 0.625 of a share of Wachovia Common Stock for each share of the Corporation's Common Stock. Based upon Wachovia's closing price of $62.125 on June 9, 1997, the last trading day prior to the announcement of the transaction, the exchange ratio represented a price of $38.83 for each share of the Corporation's Common Stock. Also in conjunction with the merger, the Corporation entered into a Stock Option Agreement granting Wachovia an option to purchase, subject to certain circumstances, up to 2,770,000 shares of the Corporation's Common Stock. The shares subject to the option represented approximately 19.9 percent of the Corporation's outstanding shares as of June 10, 1997.

Note 5 - Accounting Rule Change
In February 1997, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 128, Earnings per Share. The Statement supersedes APB No. 15 and AICPA Accounting Interpretations 1-102 of Opinion 15. It replaces the presentation of primary earnings per share (EPS) with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. Basic EPS excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and then shared in the earnings of the entity. This statement is effective for financial statements issued for periods ending after December 15, 1997. Although earlier application is not permitted, an entity is permitted to disclose proforma amounts computed using this Statement in the notes to financial statements in periods prior to required adoption. On a proforma basis, if the Corporation had adopted this Statement at June 30, 1997, basic EPS would have been $.58 for the three month period ended June 30, 1997 and $1.08 for the six month period ended June 30, 1997. Diluted EPS would have been $.57 and $1.06 for the respective three and six month periods in 1997.



Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

     Management's discussion and analysis of financial information is presented to aid the reader in understanding and evaluating the financial condition and results of operations of the Corporation.
The analysis focuses on the Consolidated Financial Statements and their accompanying notes. Highlighted in the discussion are material changes from prior reporting periods and any identifiable trends affecting the Corporation.

On June 9, 1997, the Corporation entered into a definitive merger agreement with Wachovia Corporation under which the Corporation would be merged into Wachovia. Under the terms of the agreement, the Corporation's shareholders would receive a tax-free exchange of 0.625 of a share of Wachovia Common Stock for each share of the Corporation Common Stock. Based upon Wachovia's closing price of $62.125 on June 9, 1997, the last trading day prior to the announcement of the transaction, the exchange ratio represented a price of $38.83 for each share of the Corporation's Common Stock. Also in conjunction with the merger, the Corporation entered into a Stock Option Agreement granting Wachovia an option to purchase, subject to certain circumstances, up to 2,770,000 shares of the Corporation's Common Stock. The shares subject to the option represented approximately 19.9 percent of the Corporation's outstanding shares as of June 10, 1997.

Financial Condition

     Total assets on June 30, 1997 were $2.168 billion compared with $2.081 billion one year earlier. At December 31, 1996, total assets were $2.162 billion. Average total assets in the second quarter of 1997 were $2.145 billion compared with the second quarter 1996 average of $2.051 billion. In the first half, total assets averaged $2.139 billion in 1997 compared with $2.037 billion in 1996.

     Loans, net of unearned income increased 12.5 percent to $1.443 billion on June 30, 1997, from the year earlier total of $1.283 billion. Compared with the 1996 year-end total of $1.366 billion, the loan portfolio has increased $77 million in 1997. Approximately $40 million of that increase occurred in the second quarter, thus reflecting continued strength in loan demand. Loan growth in the second quarter was led by indirect instalment lending, mortgage lending, and construction lending. Average loans, net of unearned income, increased 13 percent in the second quarter of 1997 to $1.424 billion from $1.261 billion in the second quarter of 1996. In the first half of 1997, loans, net of unearned income, averaged $1.402 billion compared with $1.243 billion in the same period in 1996.

     Investment securities represent the second largest component of earning assets. Investment securities decreased 14 percent to $526 million on June 30, 1997, from $612 million one year earlier. At year-end 1996, investment securities totaled $609 million. Investment securities were reduced in response to loan demand. In the second quarter of 1997, total investment securities averaged $552 million in 1997, or 13 percent below the second quarter 1996 average of $631 million. Investment securities in the first half of 1997 averaged $571 million compared with $631 million in the first half of 1996.

     On June 30, 1997, federal funds sold and money market investments totaled $17 million compared with $15 million one year earlier. At year-end 1996, the Corporation did not have any short-term money market investments. In the second quarter of 1997, these investments averaged $3 million compared with a second quarter 1996 average of $9 million. In the first half of 1997, short-term investments averaged $4 million compared with $11 million in the same period of 1996.

     Total deposits on June 30, 1997 were $1.876 billion compared with the year earlier total of $1.795 billion. At year-end 1996, deposits totaled $1.891 billion. Non interest-bearing deposits at June 30, 1997, increased 8 percent to $324 million from $300 million one year earlier. For the same period, interest-bearing deposits increased 4 percent. Average total deposits in the second quarter were $1.859 billion in 1997 and $1.772 billion in 1996. In the first half of 1997, total deposits averaged $1.860 billion compared with $1.766 billion in the first half of 1996.

     Short-term borrowings totaled $64 million on June 30, 1997, compared with $42 million one year earlier and $50 million at year-end 1996. In the second quarter, short-term borrowings averaged $60 million in 1997 and $34 million in 1996. In the first half, short-term borrowings averaged $55 million in 1997 and $26 million in 1996.

Results of Operations

     Net income in the second quarter of 1997 increased 15 percent to a quarterly record of $8.0 million from $7.0 million in the second quarter of 1996. Net income per share also increased 26 percent in the second quarter to $.58 in 1997 from $.46 in 1996. The stronger increase in net income per share resulted from a reduction in shares outstanding through a tender offer concluded in the fourth quarter of 1996.

     In the first half of 1997, net income rose to a record high of $14.9 million, or 11 percent above $13.5 million in the first half of 1996. Net income per share in the first half of 1997 increased 21 percent to $1.08 from $.89 in the first half of 1996.

     Higher net income in the second quarter and first half of 1997 led to higher profitability ratios. The return on average assets increased to 1.50 percent in the second quarter of 1997 compared with 1.36 percent in the second quarter of 1996. In the first half, this ratio was 1.40 percent in 1997 and 1.33 percent in 1996.

     The return on average shareholders' equity also improved in the second quarter and first half of 1997 compared with the same periods in 1996. In the second quarter this ratio advanced to 15.28 percent in 1997 from 12.11 percent in 1996. In the first half the return on average shareholders' equity increased to 14.34 percent in 1997 from
11.76 percent in 1996. In addition to higher net income, a reduction in capital from the 1996 tender offer contributed to the increase in the return on equity in both the second quarter and first half of 1997.

     The increase in second quarter 1997 net income was attributable to a 7 percent increase in net interest income and an 18 percent increase in non-interest income. Higher first half net income resulted from a 6 percent increase in net interest income and an 11 percent increase in non-interest income. Non-interest expense also was a factor in second quarter and first half earnings comparisons between 1997 and 1996, as it increased only 4 percent in the second quarter and 3 percent in the first half.

     Net interest income increased 7 percent in the second quarter of 1997 on the strength of a 7 percent increase in interest income. The increase in interest income was attributable to loan growth and to an increase in the prime lending rate, which occurred near the end of the first quarter of 1997. Interest expense increased 8 percent in the second quarter of 1997 as the result of a 6 percent increase in interest-bearing liabilities and higher rates paid on those balances.

     In the first half of 1997, net interest income increased 6 percent over the amount recorded in the first half of 1996. Interest income increased 6 percent in the first half of 1997 and interest expense increased 7 percent. Interest income benefited from a 5 percent increase in average earning assets and an increase in loans as a proportion of earning assets. In addition, the yield on average earning assets increased 12 basis points in the first half of 1997 to 8.18 percent. Interest expense was 7 percent higher in the first half of 1997, principally as a result of a 6 percent increase in average interest-bearing liabilities. The average cost of interest-bearing liabilities increased only 3 basis points in the first half of 1997 to
3.85 percent.

     The factors that affected net interest income in the second quarter and first half of 1997 led to improvements in the net interest margin for both periods. In the second quarter, the net interest margin was
5.11 percent in 1997 compared with 5.00 percent in 1996. In the first half, the net interest margin was 5.02 percent in 1997 and 4.98 percent in 1996.

     In recognition of the increase in loans, an increase in net loan losses, and industry trends in credit quality measures, the provision for loan losses was increased in 1997. In the second quarter, the provision for loan losses was $1.1 million in 1997 compared with $840 thousand in 1996. In the first half, the provision was $2 million in 1997 and $1.6 million in 1996.

     On June 30, 1997, the allowance for loan losses was $15.6 million, or 1.08 percent of loans, net of unearned income. One year earlier, the allowance was $14.1 million, or 1.10 percent of loans, net of unearned income. In the second quarter of 1997, net loan losses were $547 thousand, or .15 percent of average loans. In the second quarter of 1996, net loan losses were $532 thousand, or .17 percent of average loans. After six months net loan losses were $1.1 million in 1997 and $966 thousand in 1996. Those amounts represented .16 percent of average loans in the first half of 1997 and 1996, respectively.

     Non-interest income increased 18 percent in the second quarter and 11 percent in the first half of 1997 over amounts recorded in the comparable periods in 1996. In the second quarter of 1997, non-interest income included $594 thousand from the sale of merchant credit card operations and $257 thousand from the sale of land previously held for expansion. After taxes, these gains amounted to $553 thousand, or $.04 per share. Income from sales of mortgage loans decreased in the second quarter and first half of 1997 as the result of a decrease in fixed-rate mortgage loan originations. Other income rose in both the second quarter and first half of 1997 as the result of the previously noted gains and from higher revenues from automated teller machine fees.

     Non-interest expense increased 4 percent in the second quarter and 3 percent in the first half of 1997 over amounts recorded in the comparable 1996 periods. Two non-recurring items recorded in the second quarter of 1996 affected non-interest expense comparisons with comparable periods in the second quarter and first half of 1997. A writedown of certain real estate, in accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of, raised occupancy expense $438 thousand in the second quarter of 1996. Also, a recovery from the sale of a foreclosed property in the second quarter of 1996 lowered other expense $448 thousand. The net effect of these two non-recurring items was not significant to total non-interest expense, but affected comparisons with 1997 amounts for occupancy expense and other expense.

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

CAPITAL RESOURCES

     On June 30, 1997, shareholders' equity totaled $212 million, or 9.8 percent of total assets. Included in shareholders' equity on June 30, 1997 were unrealized gains, net of the deferred tax effect, of $927 thousand on securities available for sale. In the first half of 1997, shareholders' equity averaged $209 million, or 9 percent below the first half 1996 average of $230 million. On June 30, 1997, the book value of a share of common stock was $15.20 compared with $15.14 a year earlier.


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     Not applicable.

Item 2.  Changes in Securities

     Not applicable.

Item 3.  Defaults upon Senior Securities

     Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

     On April 22, 1997, the Corporation held its annual meeting of shareholders, at which time shareholders elected 13 directors to serve until the next annual meeting of shareholders, and approved the selection of KPMG Peat Marwick LLP as the Corporation's independent auditors for 1997. The number of votes cast for and the number of votes withheld for each director are set forth below:

                                      For           Withhold Authority

     John T. Casteen, III          11,650,615            268,387
     Hovey S. Dabney               11,650,894            268,108
     Lawrence S. Eagleburger       11,659,197            259,805
     Hunter Faulconer              11,643,737            275,265
     Fred L. Glaize, III           11,666,134            252,868
     Henry H. Harrell              11,663,575            255,427
     Alex J. Kay, Jr.              11,663,747            255,255
     J. A. Kessler, Jr.            11,668,403            250,600
     O. Kenton McCartney           11,667,328            251,674
     W. A. Rinehart, III           11,645,862            273,140
     Gilbert M. Rosenthal          11,653,520            265,482
     Alson H. Smith, Jr.           11,658,934            260,068
     H. A. Williamson, Jr.         11,663,950            255,052

The number of votes cast for and against KPMG Peat Marwick LLP as independent auditors for 1997 as well as the number of abstentions in connection with such vote, are set forth below:

     For:  11,807,753     Against:  56,703     Abstain:  54,545

Item 5.  Other Information

     Not applicable

Item 6. Exhibits and Reports on Form 8-K

      (a)  Exhibits

      The exhibits listed on the accompanying Index to Exhibits immediately following the signature page are filed as part of, or incorporated by reference into, this report.


      (b)  Reports on Form 8-K

       During the second quarter of 1997, Jefferson Bankshares, Inc.
filed a report on Form 8-K for the pending merger of Jefferson Bankshares, Inc. into Wachovia Corporation. The merger is expected to close no later than October 31, 1997.

     Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            JEFFERSON BANKSHARES, INC.




August 7, 1997                   By:  O. Kenton McCartney
                                      President and
                                      Chief Executive Officer


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

10.  Material Contracts:

     (a) Senior Officers Supplemental Pension Plan, incorporated by reference to Jefferson
          Bankshares' Annual Report on Form 10-K for 1982.

     (b) Split Dollar Life Insurance Plan, incorporated by reference to Jefferson Bankshares' Annual
          Report on Form 10-K for 1984.

     (c) Incentive Stock Plan, incorporated by reference to Jefferson Bankshares' report on Form 10-Q for the quarter ended June 30, 1985.

     (d)  Amendment dated April 28, 1992 to the Incentive
          Stock Plan, incorporated by reference to Exhibit
          10(f) to Form S-4 of Jefferson Bankshares, File No.
          33-47929.

     (e)  Amendment dated July 22, 1997 to the Incentive Stock
          Plan is filed herewith.                                             15

     (f) 1995 Long Term Incentive Stock Plan, incorporated by reference to Exhibit 99(a) to Form S-8 of Jefferson Bankshares, File No. 33-60799.

     (g)  Amendment dated June 27, 1995 to Long Term Incentive
          Stock Plan, incorporated by reference to Jefferson
          Bankshares' report on Form 10-Q for the quarter ended
          June 30, 1995.

     (h)  Deferred Compensation and Stock Purchase Plan for
          Non-Employee Directors, incorporated by reference to Exhibit 99(a) to Form S-8 of Jefferson Bankshares,
          File No. 33-57461.

     (i) First Amendment dated January 28, 1997 to Deferred Compensation and Stock Purchase Plan for Non-Employee Directors, incorporated by reference to Jefferson Bankshares' Annual Report on Form 10-K for 1996.

     (j)  Executive Continuity Agreement dated April 22, 1997
          between Jefferson Bankshares and O. Kenton McCartney
          is filed herewith.                                                  16

     (k)  Executive Continuity Agreement dated April 22, 1997
          between Jefferson Bankshares and Robert H. Campbell, Jr.
          is filed herewith.                                                  28

     (l)  Executive Continuity Agreement dated April 22, 1997
          between Jefferson Bankshares and Allen T. Nelson, Jr.
          is filed herewith.                                                  40

     (m)  Executive Continuity Agreement dated April 22, 1997
          between Jefferson Bankshares and William M. Watson, Jr.
          is filed herewith.                                                  52

     (n) Amended and Restated Split Dollar Life Insurance Agreement dated October 29, 1993 between Jefferson Bankshares and Robert H. Campbell, Jr., incorporated by reference to Jefferson Bankshares' Annual Report on Form 10-K for 1993.

     (o) Amendment dated February 15, 1995, to the Amended and Restated Split Dollar Life Insurance Agreement dated October 29, 1993 between Jefferson Bankshares and Robert H. Campbell, Jr., incorporated by reference to Jefferson Bankshares' report on Form 10-Q for the quarter ended March 31, 1995.

     (p) Amended and Restated Split Dollar Life Insurance Agreement dated October 29, 1993 between Jefferson Bankshares and O. Kenton McCartney, incorporated by reference to Jefferson Bankshares' Annual Report on Form 10-K for 1993.

     (q) Amendment dated as of May 19, 1994, to the Amended and Restated Split Dollar Life Insurance Agreement dated October 29, 1993 between Jefferson Bankshares and O. Kenton McCartney, incorporated by reference to Exhibit 10(p) to Form S-4 of Jefferson Bankshares, File No. 33-53727.

     (r)  Amendment dated as of March 12, 1997, to the Amended and
          Restated Split Dollar Life Insurance Agreement dated
          October 29, 1993 between Jefferson Bankshares and O.
          Kenton McCartney is filed herewith.                                 64

     (s)  Split Dollar Life Insurance Agreement dated
          January 6, 1995 between Jefferson Bankshares, Inc. and
          Allen T. Nelson, Jr., incorporated by reference to Jefferson Bankshares' Annual Report on Form 10-K for 1994.

     (t) Amended and Restated Split Dollar Life Insurance Agreement dated October 29, 1993 between Jefferson Bankshares and William M. Watson, Jr., incorporated by reference to Jefferson Bankshares' Annual Report on Form 10-K for 1995.

     (u)  Amendment dated as of June 1, 1997, to the Amended
          and Restated Split Dollar Life Insurance Agreement
          between Jefferson Bankshares and William M. Watson, Jr.             67
          is filed herewith.

27.  Financial Data Schedule                                                  70